Form 10QSB
period 2006-06-30
Longfoot Communications Corp.
filed 2006-08-09
CIK 1345721

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM

                       _______________ to _______________

                        Commission File Number 333-130110

                          LONGFOOT COMMUNICATIONS CORP.
        (Exact name of small business issuer as specified in its charter)



               DELAWARE                                  76-0763470
   ---------------------------------         ---------------------------------
    (State of other jurisdiction of           (I.R.S. Employer Identification
     incorporation or organization)                        Number)


      9229 Sunset Blvd., Suite 810
       West Hollywood, California                          90069
----------------------------------------      ----------------------------------
(Address of Principal Executive Offices)                 (Zip Code)


                    Issuer's telephone number: (310) 385-9631
                                               --------------

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days: Yes   X     No
                      -----      -----

The number of shares of the issuer's common stock outstanding as of June 30, 2006 was 3,789,800.

Transitional Small Business Disclosure Format (Check One): Yes         No   X
                                                               -----      -----

                                      INDEX

                                                                            Page

PART I - FINANCIAL INFORMATION..............................................  2

     ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS..............................  2

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.....  9

     ITEM 3. CONTROLS AND PROCEDURES........................................ 13

PART II - OTHER INFORMATION................................................. 15

     ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.... 15

     ITEM 6. EXHIBITS....................................................... 16

SIGNATURES.................................................................. 17

                         PART I - FINANCIAL INFORMATION


ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                          LONGFOOT COMMUNICATIONS CORP.
                           A DEVELOPMENT STAGE COMPANY


              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Condensed Consolidated Balance Sheets as of June 30, 2006 (unaudited)
and September 30, 2005                                                       3

Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2006 and 2005 and for the cumulative period from
July 21, 2004 (inception) to June 30, 2006 (unaudited)                       4

Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2006 and 2005 and for the cumulative period from July
21, 2004 (inception) to June 30, 2006 (unaudited)                            6


Notes to Condensed Consolidated Financial Statements (Unaudited)             7

                          Longfoot Communications Corp.
                           A Development Stage Company
                      Condensed Consolidated Balance Sheets


                                                           June 30, 2006       September 30, 2005
                                                       --------------------   --------------------
                                                            (unaudited)

ASSETS............
Current assets:
   Cash:                                                $          112,873     $          107,602
   Note receivable - related party                                  17,692                      -
   Prepaid expenses                                                  7,490                      -
                                                       --------------------   --------------------
      Total current assets                                         138,055                107,602
Construction rights                                                 35,000                      -
Construction in progress                                            17,583                      -
Other assets                                                             -                  1,950
                                                       --------------------   --------------------
Total Assets                                            $          190,638     $          109,552
                                                       ====================   ====================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accrued liabilities                                   $           16,699     $            2,572
  Note payable-related party                                             -                  8,064
                                                       --------------------   --------------------
           Total current liabilities                                16,699                 10,636

Stockholders' equity:
   Preferred stock, $0.001 par value -
     1,000,000 shares authorized,
      none issued and outstanding
  Common stock,  $0.001 par value,
      50,000,000 shares authorized,
       3,789,800 (June 30, 2006) and  3,000,000
      September 30, 2005) issued and
       outstanding                                                   3,789                  3,000
  Additional paid-in capital                                       281,142                113,408
  Deficit accumulated during the
       development stage                                          (110,992)               (17,492)
                                                       --------------------   --------------------
Total stockholders' equity                                         173,939                 98,916
                                                       --------------------   --------------------
Total liabilities and stockholders'
  equity.                                               $          190,638     $          109,552
                                                       ====================   ====================




                                        3
     The accompanying notes are an integral part of the financial statements

                          Longfoot Communications Corp.
                          A Development Stage Company.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                    Three Months ended June 30,
                                                       2006            2005
                                                  --------------  --------------
Expenses:
  General and administrative                       $     35,577    $      1,700
  Interest- net                                               -             300
                                                  --------------  --------------
Total Expenses                                           35,577           2,000
Interest Income                                             170               -
                                                  --------------  --------------
Net loss                                           $    (35,407)   $     (2,000)
                                                  ==============  ==============

Net (loss) per share:
  basic and diluted                                $      (0.01)   $      (0.02)


Weighted average shares outstanding
  basic and diluted                                   3,762,842         100,000






























                                        4
     The accompanying notes are an integral part of the financial statements

                          Longfoot Communications Corp.
                          A Development Stage Company.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                                         Cumulative
                                                                                         Period from
                                                                                        July 21, 2004
                                                                                         (inception)
                                                      Nine months ended June 30,         to June 30,
                                                        2006              2005              2006
                                                    --------------------------------------------------
Expenses:
  General and administrative                         $      92,530    $      10,977    $      108,000
  Interest                                                     308            1,380             2,330
                                                    ---------------  ---------------  ----------------
Total Expenses                                              92,838           12,357           110,330
Interest Income                                                138                0               138
                                                    ---------------  ---------------  ----------------
Loss before income taxes                                   (92,700)         (12,357)         (110,192)

Income taxes                                                   800                -               800
                                                    ---------------  ---------------  ----------------

Net loss                                             $     (93,500)   $     (12,357)   $     (110,992)
                                                    ===============  ===============  ================

Net loss per share
  basic and diluted                                  $       (0.03)   $       (0.12)   $        (0.08)

Weighted average shares
  outstanding:
    basic and diluted                                    3,255,361          100,000         1,316,686





















                                        5
     The accompanying notes are an integral part of the financial statements

                          Longfoot Communications Corp.
                           A Development Stage Company
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                          Cumulative Period
                                                                                        Period from (inception)
                                                                                             July 21, 2004
                                                    Nine months ended June 30,                to June 30,
                                                       2006           2005                      2006
                                                   -------------------------------------------------------------
 Operating Activities:
Net loss                                            $  (93,500)    $  (12,357)               $ (110,992)
Adjustments to reconcile net loss to
  net cash used in operating activities -
 Expenses contributed by stockholders                      400          5,100                     9,300
Change in assets and liabilities:
  Prepaid expenses                                      (7,490)             -                    (7,490)
  Accrued liabilities                                   14,227              -                    16,699
                                                   -------------------------------------------------------------
Net cash used in operating activities                  (86,363)        (7,257)                  (92,483)
                                                   -------------------------------------------------------------
Investment Activities:
Refund of license deposit                                    -         35,000                         -
Purchase of equipment                                  (17,583)             -                   (17,583)
Acquisition of construction rights                     (35,000)             -                   (35,000)
                                                   -------------------------------------------------------------
Net cash provided by (used in)
  investing activities                                 (52,583)        35,000                   (52,583)
                                                   -------------------------------------------------------------
Financing Activities:
Related party loans (repayment)                         (8,164)       (26,078)                        -
Note receivable-related party                          (17,692)             -                   (17,692)
Proceeds from issuance of common stock, net of
  expenses                                             170,073              -                   275,631
                                                   -------------------------------------------------------------
Net cash provided by (used in)
  financing activities                                 144,217        (26,078)                  257,939
                                                   -------------------------------------------------------------

Net increase in cash                                     5,271          1,665                   112,873

Cash at beginning of period                            107,602             21                         -
                                                   -------------------------------------------------------------
Cash at end of period                               $  112,873     $    1,686                $  112,873
                                                   =============================================================

Supplemental disclosure of cash flow information:

Cash paid for interest                              $      308     $    1,080                $    2,330

Non-Cash Financing Activities:
Contribution of Services                            $      400     $    5,100                $    9,300


                                        6
     The accompanying notes are an integral part of the financial statements

                          Longfoot Communications Corp.
                           A Development Stage Company

              Notes to Condensed Consolidated Financial Statements


1. ORGANIZATION AND BASIS OF PREPARATION

The Company was organized July 21, 2004 in Delaware as a media company primarily focused on obtaining, developing and operating radio and low power television stations. From inception through June 30, 2006 the Company has commenced the development of one station.

The financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of the Company's business. The Company's ability to continue as a going concern is dependent on various factors including, among others, its ability to raise additional debt or equity financing. During March and April 2006 the Company raised equity through the sale of common stock in a public offering. There is no assurance that any additional financing which may be required will be available or at terms the Company can meet. For the cumulative period since inception through the nine months ended June 30, 2006, the Company had a net loss and negative cash flow from operations. These losses have adversely impacted the Company's working capital position. Management is attempting to limit its operating costs until revenue producing operations commence. The Company believes that it will be able to raise additional debt or equity financing, if required, which will be sufficient to sustain operations through at least June 30, 2007. Accordingly, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount or classification of liabilities that may result from the outcome of the uncertainty.

The statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements pursuant to Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended June 30, 2006 are not necessarily indicative of operating results that may be expected for the year ending September 30, 2006. For further information refer to the financial statements and footnotes included in Form SB-2 dated March 15, 2006.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States which requires management to make estimates and assumptions that effect the accounting for and recognition of assets, liabilities, stockholders' equity, revenue and expenses. Estimates and assumptions are made because certain information is dependent on future events. Actual results could differ from those estimates.

2. RELATED PARTY TRANSACTIONS

Through September 30, 2005 and for the nine months ended June 30, 2006, the Company's stockholders provided consulting and administrative services to the Company at no cost. The fair value of the services was based on the estimated hours incurred at $40 per hour and has been recorded as a charge to expense and a credit to Additional Paid-in Capital.

                          Longfoot Communications Corp.
                           A Development Stage Company

              Notes to Condensed Consolidated Financial Statements

Subsequent to September 30, 2005, the Company is paying for services rendered other than that referred to in the preceding paragraph. Further, the Company began leasing its primary facility in November 2005 on a month-to-month basis (cancelable upon a 30 day written notice) from a company controlled by principal stockholders. The monthly rent is $500 - based on the estimated allocation of the space used. Rent expense for the nine months ended June 30, 2006 totaled $4,550.

3. CONSTRUCTION RIGHTS AND CONSTRUCTION IN PROGRESS

In October, 2005 the Company entered into an escrow agreement for the acquisition of three construction permits for Low Power Television Stations and paid a deposit of $7,000. In January 2006 the Company received approval from the Federal Communications Commission and paid the balance of $28,000. The construction permits are held by a newly formed subsidiary, Village Broadcasting Corp. During the quarter ended June 30, 2006, the Company commenced construction of a station at one of the location. Subsequent to June 30, 2006, the station was completed and the Company applied for a license to operate the station

The cost of construction rights is not being amortized. The Company will periodically review the carrying amount of the rights and, if considered necessary, record a reduction of the cost to fair value.

Construction in progress consists of equipment and installation costs and, upon completion, will be depreciated over ten years, the estimated life of the equipment.

4. STOCKHOLDERS' EQUITY

On November 8, 2005, the Company's Board of Directors increased the authorized common stock to 50,000,000 shares, $0.001 par value and authorized 1,000,000 shares of preferred stock, $0.001 par value. There have been no rights or privileges assigned to the preferred stock at this time.

In March 2006 the Company's registration statement for the sale of common stock was declared effective by the U.S. Securities and Exchange Commission. The Company sold 789,800 shares at $0.25 per share. Certain of the Company's stockholders agreed to reimburse the Company for costs of the offering in excess of 15% of the gross proceeds. The Company received a note for $17,522 covering the reimbursement; the note bears interest at 8% a year payable in October 2006 and April 2007 with the principal amount due in April 2007.

5. LEASES

The Company is leasing a tower on which its television broadcasting system is being constructed. The lease is for three years through May 2008 and provided for monthly rent of $500 during the first year ($6,000), $550 a month during the second year ($6,600) and $600 a month for the third year ($7,200). The Company prepaid $3,000 upon execution of the lease.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

CAUTION ABOUT FORWARD-LOOKING STATEMENTS

This Form 10-QSB includes "forward-looking" statements about future financial results, future business changes and other events that have not yet occurred. For example, statements like Longfoot Communications Corp. ("Longfoot" or "the Company") "expects," "anticipates" or "believes" are forward-looking statements. Investors should be aware that actual results may differ materially from Longfoot's expressed expectations because of risks and uncertainties about the future. Longfoot does not undertake to update the information in this Form 10-QSB if any forward-looking statement later turns out to be inaccurate. Details about risks affecting various aspects of Longfoot's business are discussed throughout this Form 10-QSB and should be considered carefully. Longfoot is also referred to as "we," "us," or "our."

PLAN OF OPERATIONS

We were incorporated in the state of Delaware on July 21, 2004. Our subsidiary, Village Broadcasting Corp. ("VBC"), was incorporated in the state of Delaware on October 27, 2005. Since our inception, we have bid on several FM radio station licenses, (but were unsuccessful in acquiring any such licenses) and contracted to acquire the construction permit for one LPTV station located in Mammoth Lakes, California which we subsequently determined not to acquire. In October 2005, we acquired construction permits to develop three new LPTV stations to be located in Gladstone, Michigan; Winslow, Arizona and Big Sky, Montana. These construction permits were formally approved for transfer by the FCC on January 18, 2006 and will be held in our subsidiary, VBC. We anticipate construction costs for each of these stations to range up to $100,000 per station. We expect to use funds raised from the sale of common stock, construction financing and financed equipment purchases to reduce the amount of cash funding required. We have not generated any operating revenues to date and expect future financings may be necessary to meet our anticipated working capital needs over the next twelve months.

Our plan of business includes the following steps.

         1. We raised approximately $165,000 after deducting offering expenses in a public offering which was completed in the quarter ended June 30, 2006.

         2. During the next 12 months, construct, develop and commence operating the three new LPTV stations for which we have acquired construction permits issued by the FCC. One station, in Winslow, Arizona was under construction at June 30, 2006 and completed in July 2006 and we have received a license to operate the station. The station is owned by and operated by our subsidiary VBC.

         3. Continue to seek out, acquire construction permits to develop and operate LPTV, AM/FM radio stations licenses which we determine to have strategic growth potential.

         4. Continue to seek out, acquire and operate existing LPTV stations and AM/FM radio stations which we determine to have significant growth potential.

         5.  During  the  next  twelve  months,   hire  a  person  with  station
operational experience to plan and conduct our broadcast business.

Our operations are being funded from proceeds of the public offering completed in the quarter ended June 30, 2006. These funds are believed to be sufficient to carry on our current projects through the next 12 months, including the construction of additional LPTV and/or radio stations. We also intend to finance the acquisition of construction permits and the construction of LPTV or radio stations by securing outside financing for each station being developed or acquired. Potential sources of additional capital for the development and equipment acquisition of each LPTV or radio stations could include private placements with institutional investors, debt financing from private sources of capital, debt financing from banking institutions or equipment leases. Such investments or debt financing would typically be collateralized by the assets and business of each LPTV or radio station being financed. Additionally, investments may be raised by entering into joint ventures or partnerships with other related companies.

To date, we have acquired the three LPTV construction permits referred to above. The acquisition of these construction permits as well as the initial development of the LPTV stations have been financed from the proceeds of a public offering. The actual construction, development and initiation of these LPTV stations are expected to include additional financing through outside capital investment or debt financing.

Factors Affecting Longfoot's Business
-------------------------------------

As a development stage company with limited operating history we may not be able to achieve positive cash flows and our limited history of operations makes evaluation of our business and prospects difficult. We have been in operation only since late 2004 and we have only recently commenced our business operations and have not yet generated any revenues. As a result, we have only a limited operating history upon which to evaluate our future potential performance. Our prospects must be considered in light of the risks and difficulties encountered by new companies which have not yet established their business operations.

Due to our continuing losses from business operations, our independent auditor's report dated November 28, 2005, includes a "going concern" explanation relating to the fact that our continued operations are dependent upon obtaining additional working capital.

We may require additional funds to finance the development of our existing construction permitted LPTV stations or to acquire other existing LPTV and radio stations. We may need to raise such financing through public or private equity financings or incur debt. There is no assurance that the additional financing will be available or if available, on terms deemed acceptable to us.

We will face considerable risks in each step of our business plan such as our ability to identify and acquire favorable LPTV or radio stations and the ability to successfully construct, finance and operate new LPTV or radio stations.

We will be subject to considerable regulation by Federal Communications Commission ("FCC"). We must apply for permits to construct and operate each LPTV and/or radio station. There is no assurance that such permits will be granted or granted with unfavorable conditions. Also it is possible that a license to operate an LPTV or radio station once granted, may be revoked or not renewed by the FCC.

Other anticipated challenges include finding and hiring highly qualified employees, developing successful programming or obtaining existing programs from outside sources for each station being developed, meeting significant competition for listening and viewing audiences and securing necessary financing to construct, acquire and operate our LPTV and radio stations.

     CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     The discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Our preparation of these condensed consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statement and the reported amount of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from such estimates under different assumptions or conditions.

     APPLICATION OF CRITICAL ACCOUNTING POLICIES
     Application of our accounting policies requires management to make certain judgments and estimates about the amounts reflected in the financial statements. Management uses historical experience and all available information to make these estimates and judgments, although differing amounts could be reported if there are changes in the assumptions and estimates. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory allowances, impairment costs, depreciation and amortization, warranty costs, taxes and contingencies. Management has identified the following accounting policies as critical to an understanding of our financial statements and/or as areas most dependent on management's judgment and estimates.


     IMPAIRMENT OF LONG-LIVED ASSETS
     The Company continually reviews the recoverability of the carrying value of long-lived assets using the methodology prescribed in Statement of Financial Accounting Standards (SFAS) 144, "Accounting for the Impairment and Disposal of Long-Lived Assets." The Company also reviews long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Upon such an occurrence, recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows to which the assets relate, to the carrying amount. If the asset is determined to be unable to recover its carrying value, then intangible assets, if any, are written down first, followed by the other long-lived assets to fair value. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending on the nature of the assets.

RESULTS OF OPERATION

Operating  Results for the Three  Months and Nine Month  Periods  Ended June 30,
--------------------------------------------------------------------------------
2006 and 2005
-------------

During the quarter and nine months ended June 30, 2006, we did not have any revenues from operations. General and administrative expenses amounted to $35,577 for the three months and $92,530 for the nine months ended June 30, 2006.In the prior year, such expenses were $1,700 (three months ended June 30, 2005) and $10,977 (nine months ended June 30, 2005). Approximately $25,000 of these expenses during the nine months ended June 30, 2006 relate to payments for consulting services rendered by our management team. The remaining expenses relate primarily to legal and accounting fees relating to the LPTV stations, the audit of our financial statements and the preparation of an SB-2 registration statement in conjunction with the public offering of our common stock. General and administrative expenses in the 2005 periods related primarily to start-up expenses of our business.

We incurred a net loss of $35,407 for the quarter ended June 30, 2006 and a loss $93,500 for the nine months then ended. For those periods in the prior year, we incurred losses of $2,000 (three months ended June 30, 2005) and $12,357 (nine months ended June 30, 2005). The larger losses during the 2006 periods reflect our continued lack of revenues while operating expenses increased due to the growth of our business operations. The net loss during the similar quarter of 2005 reflects the initial start-up costs of our operations. We expect operating losses to continue until we are able to develop and commence operating our LPTV stations or until we acquire an operating LPTV or radio station

EQUITY AND CAPITAL RESOURCES

We have incurred losses since inception of our business (July 21, 2004) and, as of June 30, 2006, we had an accumulated deficit of $110,992. As of June 30, 2006 we had cash of $112,873 and working capital of $121,356.

To date, we have funded our operations through a combination of borrowings from a stockholder and the issuance of common stock. We completed the purchase of three permits to construct LPTV stations in Winslow, AZ, Gladstone, MI, and Big Sky, MT in January 2006 for a total purchase price of $35,000. During the nine months ended June 30, 2006 we expended $17,583 for construction (in progress) for the station in Winslow, AZ.

During the quarter ended June 30, 2006, we completed a public offering of our common stock selling a total of 789,800 shares for gross proceeds of $197,450. After deducting offering expenses paid by Longfoot, we realized net proceeds of approximately $165,000 which will be used to fund ongoing operations.

We hope to begin generating revenues from the operation of our initial LPTV station in Winslow, AZ by late 2006, but we do not anticipate generating positive cash flow during the first year of a station's operation. Therefore, we anticipate obtaining capital to fund our ongoing operations and business growth through a combination from the recently completed public offering and additional debt and equity financing. We anticipate that in the next twelve months, we will need approximately $150,000 to construct the three LPTV stations for which we currently have construction permits and to search, evaluate and acquire additional AM/FM radio station licenses or existing radio stations as they may become available for acquisition. As a result, although we expect to have sufficient funds to meet our capital requirements for the next twelve months we will need to secure additional outside financing for additional construction and station operating requirements to fund our long term business plan.

We expect our expenses will continue to increase during the foreseeable future as a result of increased operational expenses and the development of our first LPTV stations. However, we do not expect to start generating revenues from the operation of our initial LPTV stations for another 8 to 12 months. Consequently, we are dependent on the proceeds from future debt or equity investments to fully fund our operations and implement our long term business plan. If we are unable to raise sufficient capital, we may be required to delay or forego some portion of our business plan, which would have a material adverse affect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate. As of the date of this report we did not have any commitments from any source to provide additional capital. Even if we are able to secure outside financing, it may not be available in the amounts or the times when we require. Furthermore, such financing would likely take the form of bank loans, private placement of debt or equity securities or some combination of these. The issuance of additional equity securities would dilute the stock ownership of current investors while incurring loans, leases or debt would increase our cash flow requirements and possible loss of valuable assets if such obligations were not repaid in accordance with their terms.

We estimate our capital expenditures will amount to approximately $50,000 over the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

Since our inception through June 30, 2006, we have not engaged in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

ITEM 3. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.
-----------------------------------

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the quarter covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective in timely alerting them to material information relating to us (including our consolidated subsidiary) that is required to be included in our periodic reports.

Changes in Internal Control Over Financial Reporting.
-----------------------------------------------------

Based on the results of our evaluation noted above, we hired an additional per diem accountant to assist our CFO in processing the information and allowing the final review of this information to be performed by the CFO. There were no other changes in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

                           PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

USE OF PROCEEDS FROM THE REGISTERED SECURITIES DURING THE QUARTER

On December 2, 2005, we filed a registration statement on Form SB-2 with the SEC to register 1,200,000 shares of our common stock for public sale at an offering price of $0.25 per share. The registration statement SEC file no. is 333-130110. The registration statement was declared effective and the offering commenced on March 15, 2006.and was completed in April 2006. The offering was self-underwritten and no underwriters were utilized. The Company raised a total of $197,450 resulting in approximately $165,000 of net proceeds, after deducting expenses of approximately $30,000 paid by the Company. None of the offering expenses related to the offering were paid directly or indirectly to any officer or director of Longfoot. The net proceeds will be expended as provided in the Prospectus to identify and evaluate potential LPTV and radio station acquisitions and to build-out current LPTV stations for which we hold construction permits with the balance of net proceeds to be used to pay ongoing operating expenses and working capital.

SALES OF UNREGISTERED SECURITIES

During the fiscal year ended September 30, 2005, Longfoot issued the following securities pursuant to exemptions from registration under the Securities Act:

In September 2005 we issued 2,900,000 shares of common stock at a price of $0.037 per share to five individuals for total proceeds of $107,508. The issuance of stock was made without any public solicitation to five investors who were officers and directors or related to officers and directors of Longfoot and was acquired for investment purposes only. The individuals had access to complete information about Longfoot and were deemed capable of evaluating the merits and risks of this investment. The securities were issued pursuant to the private placement exemption provided by Section 4(2) of the Securities Act of 1933 ("Securities Act"). These shares are deemed to be "restricted securities" as defined in Rule 144 under the Securities Act and bear a legend stating the restrictions on resale.

Subsequent to June 30, 2006 , we issued a total of 325,000 shares of restricted common stock to two consultants for services to be rendered to the Company. The issuance of the shares was made without any public solicitation and were acquired for investment purposes. The individuals had access to complete information about the Company and were deemed capable of evaluating the merits and risks of this investment. The shares were issued pursuant to the private placement exemption provided by Section 4(2) of the Securities Act. These shares are deemed to be "restricted securities" as defined in Rule 144 under the Securities Act and the certificates will bear a legend stating the restrictions on resale.

ITEM 6. EXHIBITS

31.1 Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.      Certification   by  CEO  and  CFO   pursuant  to  Section  906  of  the
         Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          LONGFOOT COMMUNICATIONS CORP.

Dated:  August 7, 2006                      /s/  Arthur Lyons
                                            -----------------------------------
                                            Arthur Lyons
                                            Chief Executive Officer


Dated:  August 7, 2006                      /s/ Jack Brehm
                                            -----------------------------------
                                             Jack Brehm
                                             Chief Financial Officer
                                            (Principal Accounting Officer)