Form 10KSB
period 2006-09-30
Longfoot Communications Corp.
filed 2006-12-26
CIK 1345721

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended	Commission File Number
September 30, 2006	333-130110

LONGFOOT COMMUNICATIONS CORP.

Delaware	76-0763470
(State of Incorporation)	(I.R.S. Employer Identification)

Principal Executive Offices:
9229 Sunset Blvd., Suite 810
West Hollywood, CA 90069
Issuer’s telephone number: (310) 385-9631

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The issuer’s revenues for its most recent fiscal year was - NONE

As of December 11, 2006, the aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and ask price on such date was approximately $570,000 based upon the average price of $0.63/share.

As of December 11, 2006, the Registrant had outstanding 4,114,800 shares of common stock.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

Documents Incorporated by Reference

Certain exhibits required by Item 13 have been incorporated by reference from 2-Track’s previously filed Form 8-K’s, Form 10-QSB and Form 10-KSB.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

General

Longfoot Communications Corp. was incorporated in the state of Delaware on July 21, 2004 and is referred to as “we,” “us,” “our” or “Longfoot.” On July 21, 2004 we issued 100,000 shares of our common stock to our initial founder, Arthur Lyons for $100 and commenced operation of the Company’s business. Mr. Lyons established the initial concept for our business and operated the business as our sole officer and director until September 30, 2005 at which time Jack Brehm was appointed the chief financial officer, Justin Farar was appointed vice president of operations and Aaron Grunfeld and Jack Brehm were appointed by Mr. Lyons to our board of directors. We have one subsidiary, Village Broadcasting Corp. which was incorporated in the state of Delaware on October 27, 2005.

Industry Overview

LPTV Station Industry Overview

The Federal Communications Commission (“FCC”) created the low powered television service in 1982 to provide fuller service to rural communities, special interest groups, ethnic, educational, and other specialized audiences. These communities may be in rural areas or may be individual communities within larger urban areas. LPTV service presents a less expensive and more flexible means of delivering programming tailored to the interest of viewers in smaller localized areas than traditional full service/power TV stations. As of March 31, 2006, there were approximately 2,157 LPTV stations in the United States authorized to broadcast programming. There is no limit on the number of LPTV stations that may be owned by any one entity and LPTV licensees include major television networks such as NBC, CBS and ABC and other national television networks including Univision, WB and PAX as well as smaller entities operating a single LPTV station.

LPTV stations cannot employ transmitter powers in excess of 3000 watts for VHF and 150 Kilowatts for UHF. LPTV stations generally can provide a signal available in a radius of 15-20 miles. LPTV stations may operate on any available VHF (2-13) or UHF (14-51) channel provided that they do not cause objectionable interference to existing full power stations. Licensees of LPTV stations will also be eligible to utilize microwave relay frequencies as well as digital channels.

LPTV stations are classified as either Class A or non-Class A stations. Class A stations operate on an unlimited time basis and render services over an extended area while all other LPTV stations (non-Class A) render service over a smaller, designated area. The principal difference between a Class A and non-Class A LPTV station is that subsequent full service television stations that come into the same area could choose to utilize a broadcast channel currently assigned to a non-Class A LPTV station thus requiring the existing non-Class A LPTV station to change its broadcast channel while a Class A LPTV station cannot be required to change its broadcast channel to accommodate a subsequent full service television station. The Winslow, Arizona LPTV station is a non-Class A station.

LPTV stations are subject to a minimum of program-related regulations. There are no prescribed amounts of non-entertainment programming or local programming, and there are no limits on commercials, and no minimum hours of operation. However, the broadcast of obscene or indecent material between 6:00 a.m. and 10:00 p.m. is prohibited.

LPTV channels can choose to either rebroadcast existing programming from established television networks or create their own local programming or a mixture of both. LPTV stations can generally be constructed and equipped for a fraction of the cost of constructing and equipping a full power television station. Establishing an LPTV station can be done for as little as $35,000 to $60,000 with financing and leasing programs available to further reduce the actual cash outlay required.

Radio Station Industry Overview

The FCC classifies each AM and FM station. An AM station operates on one of the following: a clear channel, regional channel or local channel. A clear channel is one on which AM stations are assigned to serve wide areas. Clear channel AM stations are classified as either:

•	Class A stations, which operate on an unlimited time basis and are designed to render primary and secondary service over an extended area;

•	Class B stations, which operate on an unlimited time basis and are designed to render service only over a primary service area;

•	Class C AM stations operate on a local channel and are designed to render service only over a primary service area that may be reduced if significant interference occurs.

•	Class D stations, which operate either during daytime hours only, during limited times only or on an unlimited time basis with low nighttime power.

A regional channel is one on which Class B and Class D AM stations may operate and serve primarily a principal center of population and the rural areas contiguous to it. A local channel is one on which AM stations operate on an unlimited time basis and serve primarily a community and the suburban and rural areas immediately contiguous to it.

The minimum and maximum facilities requirements for an FM station are determined by its class. Some FM class designations depend upon the geographic zone in which the transmitter of the FM station is located. In general, commercial FM stations are classified as Class A, B1, C3, B, C2, C1, C0 and C, in order of increasing power and antenna height.

Business of Longfoot

Our principal business is the construction, development, management and operation of Low Power Television (“LPTV”) stations and AM/FM radio stations in the United States. Our business plan includes bidding for and purchasing various available licenses and construction permits in which we would construct, equip and launch new LPTV and radio stations. Construction permits are exclusive permits issued by the FCC allowing the permittee to construct broadcast television or radio stations in designated areas utilizing assigned broadcast channels or frequencies. In addition, we may seek to acquire and develop existing construction permits for LPTV and AM or FM radio stations. Lastly, we may acquire operating LPTV or radio stations which may become available for acquisition. We currently own one operating LPTV station and no radio stations.

Construction Permits for LPTV and/or Radio Stations

The right to construct a new LPTV or Radio broadcast facility (a “construction permit”) is either granted (1) by purchasing a construction permit from a private individual or company (that had previously acquired the construction permit from the FCC) according to terms set forth by the parties buying and selling the construction permit or (2) according to an auction process managed by the FCC.

The person or entity that is awarded and then owns a construction permit is sometimes referred to as the “permittee.” A permittee may sell his or her construction permit to another, subject to a transfer application being filed with and approved by the FCC.

To acquire a construction permit via the auction process managed by the FCC, the interested person must submit a proposal (a “short-form application”). The short form application will contain information about the ownership structure of the applicant and a description of the broadcast licenses on which the applicant wishes to bid. If there are no competing applications for the proposed LPTV or radio parameters, the short-form application is granted “singleton” status and, if the technical parameters of the proposal are in accordance with the FCC rules, the applicant will be permitted to submit a complete technical proposal (a “long-form application”) for the proposal. The long-form application will include the various engineering parameters of the proposed LPTV or radio station. If, however, there are other applications for the same or nearby frequencies, the proposal will not be granted “singleton” status. The FCC may, in limited circumstances, permit all parties with competing proposals to resolve conflicts by settlement. If the applicants are unable to resolve the conflicts by settlement among themselves, the FCC will select one or more proposals to submit long-form applications.

If a long-form application is acceptable to the FCC and meets the technical requirements necessary to insure that the new broadcast facility will not interfere with other broadcast stations, the FCC issues a construction permit authorizing the construction of the LPTV or radio station according to the technical description contained in the long-form application. Construction permits have a finite term (typically three years) within which construction must be completed and the permittee must apply for a license to operate the broadcast facility. The construction permit will terminate automatically if the permittee fails to complete the construction of the specified broadcast facility and apply for a broadcast license within the specified time. The permittee may request one or more extensions of the construction permit.

Upon completion of a broadcast facility in accordance with the terms of the construction permit, the owner of a broadcast station may apply to the FCC for a license (a “broadcast license”) to broadcast its service in accordance with the limitations of the construction permit. If the station is built properly (i.e., in accordance with the terms of the construction permit), service by the broadcast permittee generally can begin automatically, under automatic Program Test Authority. The license application is processed by the FCC, in a process that generally takes 3-6 months. The owner of a broadcast license, once the license is issued, is sometimes referred to as a “licensee.”

Costs to Purchase LPTV and/or Radio Station Construction Permits

If we were to acquire LPTV or radio station construction permits from the FCC auction, such construction permits are expected to cost between $10,000 and $200,000 based upon the location, type and size of audience and gross potential among other factors. We expect to bid only on LPTV and/or radio construction permits having a small to medium market area. Once a LPTV and/or radio station construction permit is acquired, we would file the necessary documents with the FCC which typically allows a permitee up to 36 months to construct, equip and commence operation of such LPTV and/or radio station. Constructing and equipping a typical LPTV station would normally range between $35,000 and $60,000. Constructing and equipping a typical AM/FM radio station would normally range between $150,000 and $300,000. Staffing for a typical small radio station would include a station manager, programming/sales person and a station engineer. This level of staffing would be sufficient to operate a fully automated station re-broadcasting programming obtained from other sources, which is the type of station we would likely operate. However, larger LPTV and/or radio stations generating their own programs would require additional staffing including on-air hosts. In addition, each LPTV and/or radio station would pay for access to various news, weather, and music or talk show programming. Once a LPTV and/or radio station license is acquired, we would retain various consultants to evaluate the demographics of the potential station audience and provide programming recommendations. We expect to be able to finance each new LPTV or radio station through loans and equipment leases.

If we acquire additional LPTV or radio station construction permits from an existing permittee, the cost of construction and initiation of the LPTV or radio station broadcast would be similar to that set forth above except that the license acquisition cost would be negotiated between the seller and us. We would also be responsible for filing the necessary license transfer application with the FCC.

Existing LPTV or Radio Stations Licenses

If we were to acquire an existing operating LPTV or radio station license, we would expect to initially continue the established programming structure and personnel already in place. However, we would also seek to identify and implement various programming and/or personnel changes which might increase the station’s audience and market share in its given operating region. Such changes could range from relatively minor adjustments to programming content and few personnel changes to complete reformatting of the station’s programming with concurrent significant changes in personnel at such station.

LPTV and Radio Station License Grant and Renewal

Although our initial LPTV construction permits have been acquired by assignment from their original purchaser (as described in detail below), we may also make application for new LPTV station licenses. The LPTV application process begins with a request to construct a station in a specific area. Once that request is granted, the permittee is given a construction permit which generally allows for up to three years for the permittee to construct and equip the LPTV station. Once the station is constructed and ready for operation, another application is submitted for “license to cover”. At this point, the station is granted a broadcast license for a typical eight-year term and begins its broadcasting. If the LPTV station should subsequently go off the air, the licensee must apply to the FCC for the authority to do so.

The process for granting radio station licenses is similar to the process described above for LPTV station licenses.

Both LPTV and radio station licenses are renewed through an application to the FCC. A station may continue to operate beyond the expiration date of its license if a timely filed license application is pending. Petitions to deny license renewals can be filed by interested parties, including members of the public. These petitions may raise various issues before the FCC. The FCC is required to hold hearings on renewal applications if the FCC is unable to determine that renewal of a license would serve the public interest, convenience and necessity, or if a petition to deny a renewal raises a substantial and material question of fact as to whether the grant of the renewal application would be inconsistent with the public interest, convenience and necessity. If, as a result of a hearing, the FCC determines that the licensee has failed to meet various requirements and that no mitigating factors justify the imposition of a lesser sanction, then the FCC may deny a license renewal application. Historically, FCC licenses have generally been renewed, although we cannot assure you that licenses we acquire in the future will be renewed. The non-renewal or renewal with substantial conditions or modifications, of one or more of our LPTV or radio station licenses could have a material adverse effect on our business.

Corporate History

Company operations in 2004.

In November of 2004, we bid on several FM radio station licenses being offered by the FCC in an FM radio station auction. Those licenses included three separate Class A FM radio licenses in Mojave Valley, Arizona; Salome, Arizona; and Yarnell, Arizona. However, we were not successful in purchasing any of the three licenses being auctioned.

In December of 2004, we entered into a contract to purchase an LPTV construction permit located in Mammoth Lakes, California from a private individual. We invested time, effort, and monies to find a location for the broadcast antennae and to secure a cable channel on the local cable network in Mammoth Lakes. Due to the lack of an adequate antennae location in the Mammoth Lakes area and the difficulties in obtaining a cable channel for the LPTV station, we exercised our option to terminate the contract with no further obligations to us.

Company operations in 2005

During 2005, we were in the process of identifying and evaluating potential LPTV and/or radio station acquisitions throughout the United States from private individuals. As a result of these efforts in October 2005, we acquired three LPTV construction permits (subject to FCC approval) for non-Class A stations located in Gladstone, Michigan; Winslow, Arizona; and Big Sky, Montana. These construction permits were originally issued in February and May of 2004 and we acquired them from the original permittee. The seller of the construction permits has no affiliation or relation with us.

Channel 38, 1 kW, Winslow, Arizona (Call Sign: K38IH). We acquired this Construction Permit on October 13, 2005. The Permit requires construction and licensing of this low power TV station by February 9, 2007. Winslow, AZ is located 50 miles east of Flagstaff and is bordered by the Navajo Nation and the Hopi Reservations.

Channel 51, 1 kW, Gladstone, Michigan (Call Sign: W51DP). We acquired this Construction Permit on October 13, 2005. The Permit requires construction and licensing of this low power TV station by May 4, 2007. Gladstone, MI is located in Delta County which lies in Michigan’s Upper Peninsula.

Channel 46, 1 kW, Big Sky, Montana (Call Sign: K46IA). We acquired this Construction Permit on October 13, 2005. The Permit requires construction and licensing of this low power TV station by May 4, 2007. Big Sky, MT is located 48 miles from Yellowstone National Park and includes several ski resorts.

As indicated above, we acquired our initial three non-Class A LPTV construction permits previously granted to the original applicant. We agreed to pay $10,000 for the Winslow, Arizona construction permit, $10,000 for the Big Sky, Montana construction permit and $15,000 for the Gladstone, Michigan construction permit (total $35,000). In October, 2005 we paid a non-refundable deposit of $7,000 for the purchase of the above-referenced LPTV permits. The transfer request was prepared and submitted by our FCC counsel to the FCC on October 26,

2005 and was granted and approved by the FCC on December 12, 2005 with a final transfer date of January 18, 2006. These construction permits are held by Village Broadcasting Corp. (a wholly owned subsidiary of Longfoot). In January, 2006 we paid the balance of $28,000 upon FCC approval of the construction permit transfers.

Company Operations in 2006.

Winslow, Arizona Operating Station

In May 2006 construction commenced on the LPTV station in Winslow, Arizona. Construction of the LPTV station was completed in July 2006 and its FCC broadcast license was granted on July 19, 2006. We spent approximately $36,000 for antennas, broadcasting equipment and for studio equipment. We also had additional costs from retaining consultants and contractors (including Tom Werner and Peak Broadcasting) to build the station. The station, KVSW-LP Channel 38, currently broadcasts America One Television Network using digital broadcasting. We are not required to pay a fee to broadcast the America One Television Network as long as we continue to broadcast 40 hours a week of programming. The station also broadcasts local programming, including local news, high school football games, and a local fishing program. We pay $50.00 a week for some of the local programming. The station operates 24 hours per day and is maintained by one station engineer.

We are continuing to use the services of Tom Werner and Peak Broadcasting to assist our Winslow, Arizona LPTV station’s broadcast on the local cable network.

Big Sky, Montana Construction Permit

In preparation for the construction of our Big Sky, Montana LPTV station, contractor Tom Werner estimates we will incur approximately $10,000 for studio equipment for broadcasting: This studio equipment estimate includes video and audio monitors, work stations and encoders.

WES Broadcast contractors estimates we will incur approximately $75,000 for antennas and broadcasting equipment. This equipment includes a transmitter, omni antennae and transmission lines.

Once operational, we intend to acquire network programming and paid programming (such as the Home Shopping Network, QVC and infomercials). Long-term plans also include putting this programming on cable (either analog or digital) which would allow for a larger cable purchasing audience.

We have begun to identify possible locations for antenna towers and rental space for operations. We plan to complete construction of this station by April 2007.

Gladstone, Michigan construction permit.

We have been advised by our consultants, engineers, and attorneys that the costs to develop the Gladstone, Michigan LPTV would be highly expensive given (1) the costs to build the station will exceed our original estimations due to the difficulty in locating a tower; and (2) that the station is within close proximity to the Canadian border and therefore may also be subject to Canadian regulations and rules. Furthermore, we have learned from our consultants and engineers that the potential revenue to be derived from the Gladstone Michigan LPTV station is limited due to Gladstone’s market conditions. As a result of this information and additional considerations, the Company abandoned its Gladstone, Michigan construction permit. The Company wrote off the $15,000 applicable to the Gladstone construction permit.

Sources of Revenue

We expect to generate revenue from advertising fees paid by individuals or entities who wish to advertise their products or services on our LPTV or radio stations. Advertisements typically appear in either 15 second, 30 second or 60 second segments. Advertisements will need to be produced by the advertiser and provided to our stations ready to air. Advertising rates will vary significantly based upon a station’s audience ranking in its local market, the number of times the advertising spot is aired, the times of day and the amount of other competing media available in a given market. We will attempt to maximize our advertising revenue by keeping our advertising rates as high as possible while remaining competitive with alternative advertising media as well as presenting as many advertising spots per hour as permissible under applicable FCC regulations. The higher the audience rating and market share that our LPTV and/or radio stations are able to achieve, the higher the advertising rates we would be able to charge. Given the initial capital costs associated with constructing an LPTV or radio station, and the time necessary to market the station’s advertising, positive cash flow from advertising revenue could take 12-18 months or longer after a station’s commencement of operations. We are currently marketing advertising time on our Winslow, Arizona LPTV station.

For future developed and/or acquired operating LPTV or radio stations, our primary revenues will be derived from “paid programming” airing on our stations. Programs such as the Home Shopping Network, Infomercial sponsors and QVC Shopping will pay LPTV operators to broadcast their programs. Radio stations also can carry syndicated paid programming or “infomercials” which are similarly charged for air-time. Similar to on-air advertising, the rates charged to broadcast these paid programs will depend on the station’s audience ranking, size of local market and other market demographics.

Competition

We operate in a highly competitive industry. Our LPTV and radio stations compete for audiences and advertising revenue directly with other television and radio stations as well as with other media, such as broadcast television, newspapers, magazines, cable television, satellite television, satellite radio, the Internet, outdoor advertising and direct mail, within their respective markets. In addition, any LPTV station by definition will have a relatively small market (typically a radius of approximately 20 miles from its antenna) due to its low power transmission. Our audience ratings and market shares are subject to change and any adverse change in a particular market or reduced audience for any particular station could have a material adverse effect on our revenue in that market and adversely affect our combined operating revenues in all markets.

If and when acquired or constructed, our radio stations will compete for listeners and advertising revenue directly with other radio stations within their respective markets. Radio stations compete for listeners primarily on the basis of program content that appeals to a particular demographic group. By building a strong listener base consisting of a specific demographic group in each of our markets, we hope to attract advertisers seeking to reach those listeners. From time to time, competitors may change their stations' format or programming to compete directly with our stations for audiences and advertisers, or may engage in aggressive promotional campaigns, which could result in lower ratings and advertising revenue or increased promotion and other expenses and, consequently, lower earnings and cash flow for us. Audience size and preferences as to format or programming in a particular market may also shift due to demographic or other reasons.

Our LPTV stations compete for viewers and advertising revenues directly with other television stations including, broadcast, cable and satellite television. The following LPTV stations will compete with our proposed and operating stations:

•	One existing LPTV station is located near our proposed Big Sky, Montana station.

•	Two LPTV construction permits are located in areas near our Winslow, Arizona station.

Most broadcast and cable television networks have established track records and national name recognition. Consequently, any LPTV stations constructed by us would likely have to compete in smaller, niche markets such as educational, special interest (such as The Home Shopping Network or Spanish speaking networks) or local programming. This narrower programming format as well as the reduced broadcast area for LPTV stations will normally result in somewhat lower advertising rates for LPTV stations compared to other television stations. A careful analysis of audience preferences will be essential to determine what programming format will be viable for a particular local LPTV station audience.

Factors that are material to an LPTV or radio station's competitive position include management experience, the station's audience rank in its local market, transmitter power, assigned frequency, audience characteristics, local program acceptance, popularity of on-air personalities (if any) and the number and characteristics of other radio and television stations in the market area. We will attempt to improve our competitive position in each market by researching stations' programming, implementing advertising and promotional campaigns aimed at the demographic groups for which our stations have targeted and managing our sales efforts to attract a larger share of advertising revenue. We also compete with other radio and television station groups to purchase or develop additional stations.

While the radio and television broadcasting industry is highly competitive, barriers to entry do exist, which can be mitigated to some extent by, among other things, changing existing radio or TV station formats and upgrading power. The operation of a LPTV or radio station requires a license or other authorization from the FCC granted to the station owners. The number of radio and TV stations that can operate in a given market is limited by the availability of FM and AM radio frequencies and television channels allotted by the FCC to communities in that market. With LPTV stations, the FCC limits the number of such stations which can operate in a given market. In addition, the FCC's multiple ownership rules have historically limited the number of radio and full power television stations that may be owned or controlled by a single entity in a given market. LPTV stations are not subject to the FCC’s multiple ownership rules.

Technological Change in Radio and Television Broadcasting

The radio and television broadcasting industry is also subject to technological change, evolving industry standards and the emergence of new media technologies. Several new media technologies have been or are being developed, including the following:

•	audio programming by cable television systems, direct broadcast satellite systems, Internet content providers (both landline and wireless) and other digital audio broadcast formats;

•
satellite digital audio radio service, which has resulted in the introduction of two new subscriber-based satellite radio services with numerous channels and sound quality equivalent to that of compact discs;

•
digital HD (high definition) radio, which improves the quality of existing AM and FM radio signals as well as allowing for data services such as display song and artist information, weather and traffic alerts;

•	conversion of analog LPTV and TV translator stations to digital operations on their authorized channels;

•	low power FM radio, which has resulted in additional FM radio broadcast outlets that are designed to serve small, localized areas; and

•	increases in local and special interest television programming being made available by cable television providers.

Environmental Compliance

As the owner, lessee, or operator of LPTV or radio stations and facilities, we are subject to various federal, state, and local environmental laws and regulations.  We are subject to RF (“radio frequency”) radiation regulations near AM, FM and TV broadcast antennas.  In order to comply with these regulations, we will perform routine maintenance on, and regular measurements of radiation near, our antennas.  Historically, compliance with these laws and regulations has not had a material adverse effect on the radio and television broadcast business. There can be no assurance, however, that compliance with existing or new environmental laws and regulations will not require us to make significant expenditures of funds to comply with such laws and regulations in the future.

Employees

We currently have two employees, each of whom are currently employed on a part-time basis.  They are management and administrative. None of these employees is covered by a collective bargaining agreement or employment agreements. We consider our relations with our employees to be very good.

When we acquire construction permits to develop new LPTV or radio stations, we will also utilize the services of various consultants and contractors to assist in the construction and development of new LPTV or radio stations. When we commence broadcast operations at our LPTV stations we expect to employ one or more full-time employees or independent contractors, including management, technicians and, if necessary, on-air hosts.

FEDERAL REGULATION OF LPTV AND RADIO BROADCASTING

Introduction

The ownership, operation, purchase and sale of LPTV and radio stations is regulated by the FCC, which administers the Communications Act of 1934, as amended. Among other things, the FCC:

•	assigns frequency bands for broadcasting;

•	determines the particular frequencies, locations, operating powers and other technical parameters of stations;

•	issues, renews, revokes and modifies station licenses;

•	determines whether to approve changes in ownership or control of station licenses;

•	regulates equipment used by stations; and

•	adopts and implements regulations and policies that directly or indirectly affect the ownership, operation and employment practices of stations.

The FCC has the power to impose penalties for violations of its rules or the Communications Act, including fines, the grant of abbreviated license renewal terms or, the denial of a license or license renewal application, the revocation of a license or the denial of FCC consent to acquire additional radio or television stations.

The following is a brief summary of some provisions of the Communications Act and of specific FCC regulations and policies. The summary is not a comprehensive listing of all of the regulations and policies affecting radio and LPTV stations. For further information concerning the nature and extent of federal regulation of radio and LPTV stations, you should refer to the Communications Act, FCC rules and FCC public notices and rulings.

Transfers or Assignments of Licenses

The Communications Act prohibits the assignment of a broadcast license or transfer of control of a broadcast licensee without the prior approval of the FCC. In determining whether to grant approval, the FCC will consider a number of factors pertaining to the licensee and proposed licensee.

To obtain FCC consent to assign a broadcast license or transfer control of a broadcast licensee, appropriate applications must be filed with the FCC. If the application involves a “substantial change” in ownership or control, the application must be placed on public notice for not less than 30 days during which time interested parties, including listeners, advertisers and competitors, may file petitions to deny or raise objections against the application. These types of petitions are filed from time to time with respect to proposed acquisitions. Informal objections to assignment and transfer of control applications may be filed at any time up until the FCC acts on the transfer application. Once the FCC staff grants an application, interested parties may seek reconsideration of that grant for 30 days, after which time the FCC may for another ten days reconsider the grant of the FCC staff on the FCC's own motion.

Programming and Operation

Our operating station and any future operational or operating stations, are regulated by the Communications Act which, among other things, requires broadcasters to serve the public interest. Since 1981, the FCC gradually has relaxed or eliminated many of the more formalized procedures it developed to promote the broadcast of types of programming responsive to the needs of a station's listening or viewing audience. However, licensees continue to be required to present programming that is responsive to community concerns, needs and interests and to maintain records demonstrating a station’s responsiveness. Complaints from listeners concerning a station's programming will be considered by the FCC when it evaluates the licensee's renewal application, although listener or viewer complaints may be filed and considered at any time and must be maintained in the station's public file.

Our LPTV and radio stations also must pay regulatory and application fees and follow various FCC rules that regulate, among other things, political advertising, the broadcast of obscene or indecent programming, the advertisement of casinos and lotteries, sponsorship identification and technical operations, including limits on radio and television frequency radiation.

The FCC has adopted Equal Employment Opportunity (“EEO”) rules for broadcasters. The rules are outreach and recruitment focused and require that broadcasters enhance the dissemination of information for each full-time job vacancy. The new rules also require a broadcaster to keep extensive internal records regarding its recruitment efforts including information regarding its recruitment sources and interviewees, notification to requesting community groups and specifics regarding participation in longer-term recruitment initiatives. Broadcasters must also prepare and place in the public inspection file (and on their website if they maintain one) an annual EEO public file report that details the station’s recruitment efforts. Broadcasters are subject to an FCC mid-term review in the fourth year of the license term and an FCC review as part of the license renewal application, both requiring the submission of the annual EEO public file report. The FCC is expected to address its annual workforce employment information and filing requirements in a future Report and Order. The FCC is also soliciting public comment regarding its review of recruitment requirements for part-time vacancies at radio and television stations. [Update]

Proposed and Recent Changes

Congress, the FCC or other federal agencies may in the future consider and adopt new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation, ownership and profitability of our LPTV and radio stations, result in the loss of audience share and advertising revenue for our LPTV and radio stations, and affect our ability to acquire additional LPTV and radio stations or finance acquisitions. These matters include:

•
changes in the FCC's ownership rules and policies, including changes to the local radio ownership rules and the limitations on the cross-ownership of radio and other media proposals to increase regulatory fees or to impose spectrum use or other fees on FCC licensees;

•	technical and frequency allocation matters and changes to broadcast technical requirements;

•	proposals to restrict or prohibit the advertising of beer or wine and to formally prohibit the advertising of other alcoholic beverages;

•	proposals to restrict or prohibit the advertising of on-line casinos or on-line sports-betting services; in furtherance of the enactment of the Unlawful Internet Gambling Enforcement Act;

•	proposals to limit the tax deductibility of advertising expenses by advertisers;

•	restatement in revised form of this FCC's equal employment opportunity rules;

•
a recent FCC decision holding that a broadcast station may not deny a candidate for federal political office a request for broadcast advertising time solely on the grounds that the amount of time requested is not the standard length of time that the station offers to its commercial advertisers;

•	proposals to regulate or prohibit payments to stations by independent record promoters,

•	modification of the Commission’s rules concerning changes of city of license of a station,

•	further regulation of the construction of broadcast towers, including the protection of endangered species and migratory birds. And

•	revision of FCC’s rules concerning must-carry requirements for cable systems of HDTV stations.

The FCC recently selected In-Band, On-Channel™ technology as the exclusive standard for digital services for terrestrial AM and FM broadcasters. The FCC has authorized the immediate commencement of "hybrid" transmissions-simultaneous transmissions in both analog and digital-pending the adoption of formal licensing and service rules, using In-Band, On-Channel™ systems for FM stations. Tests of the In-Band, On Channel™ technology for AM stations are ongoing and hybrid transmissions for AM stations have not yet been authorized. Digital audio broadcasting's advantages over traditional analog broadcasting technology include improved sound quality and the ability to offer a greater variety of auxiliary services. In-Band, On-Channel™ technology will permit radio stations to transmit radio programming in both analog and digital formats, and eventually in digital only formats, using the bandwidth that the radio station is currently licensed to use. It is unclear what formal licensing and service rules the FCC will adopt regarding digital audio broadcasting and what effect these regulations will have on our business or the operations of our stations.

Similarly, LPTV and TV stations will also be converting their signals from analog LPTV and TV translator stations to digital operations on their authorized channels. In order to facilitate this conversion, the FCC has recently adopted rules to allow existing LPTV and TV translator stations to file on-channel digital conversion applications as “minor” changes to their existing analog facilities, and opened up a filing window for the issuance of digital “companion channel” authorizations for those stations desiring them. Treating digital conversions as a “minor” change is intended to shorten the approval process. “Existing facilities” will include both licensed LPTV stations as well as stations with a valid construction permit. LPTV stations will be required to file an application and obtain prior FCC approval for on-channel digital conversions. LPTV stations proposing digital conversions will be required at the application stage to meet the interference protections adopted by the FCC with respect to full service stations. Congress is currently considering legislation that would mandate a time table for this conversion.

In January 2000, the FCC created a new low power FM (“LPFM”) radio service. The new LPFM stations operate at a maximum power of between 10 and 100 watts in the existing FM commercial and non-commercial band. Low power stations may only be used by governmental and non-profit organizations to provide non-commercial educational programming or public safety and transportation radio services. No existing broadcaster or other media entity is permitted to have an ownership interest or enter into any program or operating agreement with any LPFM station. Applicants are not permitted to own more than ten stations nationwide. The authorizations for the new stations are not transferable. The FCC also has adopted a third channel interference protection standard, and prohibited any applicant from obtaining an LPFM station whose principals have previously been found to have operated a station illegally without a license.

At this time it is difficult to assess the competitive impact of these new LPFM stations. Although the new low power stations must comply with certain technical requirements aimed at protecting existing FM radio stations from interference, we cannot be certain of the level of interference that low power stations will cause after they begin operating. Moreover, if LPFM are licensed in the markets in which we intend to acquire a radio station, the LPFM stations may compete with us for listeners. The LPFM stations may also use spectrum in a manner that would limit the FCC’s ability to allot new radio station frequencies or licenses. Any of these factors could adversely impact our revenue potential and our overall business.

We cannot predict what other matters might be considered in the future by the FCC or Congress, nor can we determine in advance what impact, if any, the implementation of any of these new regulations or future proposals or changes might have on our business operations.

Federal Antitrust Considerations

The Federal Trade Commission (“FTC”) and the Department of Justice, which evaluate transactions to determine whether those transactions should be challenged under the federal antitrust laws, have been increasingly active recently in their review of radio station acquisitions, particularly where an operator proposes to acquire additional stations in its existing markets.

The Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and its related rules, applies to radio or television acquisitions meeting certain size thresholds. Since we are relatively new and are in the process of developing and operating our first new LPTV stations, we do not anticipate meeting the size thresholds of the Hart-Scott-Rodino Act for the foreseeable future. However, the FTC or the Department of Justice may investigate acquisitions that are not required to be reported under the Hart-Scott-Rodino Act under the antitrust laws before or after completion. In addition, private parties may under certain circumstances bring legal action to challenge an acquisition under the antitrust laws.

Factors Affecting Future Operating Results

Although we have been in operation since late 2004, we acquired three LPTV construction permits and no radio stations. In 2006 we completed our first LPTV station in Winslow, Arizona. Due to this lack of operating history in connection with our business plan, any prediction of future results of operation is difficult. Our prospects must be evaluated with a view to risks encountered by a company in an early stage of development. We can provide no assurance that we will be profitable, have a positive cash flow or otherwise be successful.

We have not yet generated revenues from operations. Consequently, we had a net loss of $175,675 for the year ended September 30, 2006. As of the end of our fiscal year, we had working capital of $65,918 and $49,443 of cash available.  Our current cash resources are not sufficient to satisfy our cash requirements over the next 12 months.

We are in effect a new company, in the development stage, launching a business model within the LPTV and radio industry. We will require additional capital in order to acquire, develop and launch new LPTV and/or radio stations and continue to support and increase our advertising revenues and marketing efforts and fund our growth. In addition, we will need to adequately capitalize each operating station and we may be required to spend greater-than-anticipated funds if unforeseen difficulties arise in the course of these or other aspects of our business. As a consequence, we will be required to raise additional capital through public or private equity or debt financings, collaborative relationships, bank financing or other arrangements. Any additional equity financing is expected to be dilutive to our existing stockholders, and debt financing, if available, may involve restrictive covenants and increased interest costs. Our inability to obtain sufficient financing may require us to delay, scale back or eliminate some or all of our station development and expansion programs or to limit the operation or marketing of our stations. This could have a material and adverse effect on our business.

We currently have acquired and intend to acquire construction permits for new LPTV and/or radio stations. A construction permit typical requires an LPTV or radio station to be constructed and licensed within 36 months from the date the FCC granted the construction permit. The ability to establish a new LPTV or radio station is subject to forfeiture unless we complete the authorized construction and file an application for a Broadcasting License prior to a permit’s expiration date. If we do not complete this construction and file this application prior to the expiration date, we will forfeit the ability to establish and operate that station. Our inability to complete the construction and licensing of any given LPTV or radio station would result in a loss of our investment in that station and eliminate the anticipated revenues from that station.

Audience ratings and market shares are critical in determining advertising rates. Achieving acceptable ratings and market share depend in large part on presenting desirable programming. Consequently, if we fail to attract a sufficient audience share due to poor programming in a particular market, our revenue or ratings could be lower than anticipated which could require increased promotional expenditures or other expenses in that market, and reduced revenues from that station. Audience preferences as to format or programming may also shift due to demographic or other reasons. Our failure to timely and effectively respond to our audience and competitors, would adversely affect our revenues.

Our LPTV and radio stations compete for audiences and advertising revenue with other radio and broadcast television stations and station groups, as well as with other media such as newspapers, magazines, cable television, satellite television, satellite radio, outdoor advertising, the Internet and direct mail. We expect existing television and radio stations to be operating in each of the markets we intend to serve. In addition, other television or radio broadcasting companies may enter the markets in which we may operate in the future. Our competitors in any given market may be larger and have more financial resources than we have. Even if our LPTV or radio stations are initially successful, we may not be able to maintain or increase their audience ratings and advertising revenue.

Our business depends on acquiring and maintaining broadcasting licenses issued by the FCC, which are issued currently for a maximum term of eight years and are renewable. The FCC may not grant a license even upon completion of the authorized construction and filing of an application for a license. After a license is granted, on rare occasions, the FCC has revoked licenses, not renewed them, or renewed them only with significant qualifications, including renewals for less than a full term. Interested parties may challenge a renewal application. Our future license applications and future renewal applications may not be approved, or the renewals may include conditions or limitations that could reduce the scope of our broadcast business and reduce our revenues. If we had a license revoked or we fail to renew a license or renew with substantial conditions or qualifications, it could prevent us from operating the affected station to its fullest potential and realizing the most revenue from it.

Our executive officers, directors and principal stockholders, as a group, beneficially own approximately 78% of our outstanding common stock. As a result, these stockholders, acting together, will have the ability to exert control over substantially all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of ownership could be disadvantageous to other stockholders with interests different from those of our officers, directors and principal stockholders.

ITEM 2.	DESCRIPTION OF PROPERTY

Our corporate and operational offices are located at 9229 Sunset Blvd., Suite 810, West Hollywood, California 90069 where we sublease office space under lease with a rental rate of $500 a month. The lease can be terminated by either party at any time with 30 days notice. We rent space from Trifar Investment Company, an affiliate of the major stockholders. From inception until November 1, 2005 the office rent was provided by our present, Mr. Lyons, at no cost to us. We commenced paying rent for our office space effective November 1, 2005. We believe this space is currently adequate and plans to move to expanded office space are contingent upon the hiring of additional employees as the need arises.

We have also entered into a three year lease with Sunflower Communications, Inc. for our Winslow, Arizona station in May 2006. The terms of lease, which expires in May 2008, provide that we pay $500 a month for the first year, $550 a month during the second year and $600 for a month during the third year. Longfoot prepaid $3,000 upon execution of the lease.

We own, through our wholly-owned subsidiary, construction permits to develop LPTV stations in Gladstone, Michigan and Big Sky, Montana. We own a license to operate our LPTV station in Winslow, Arizona under the call sign, KVSW-LP.

ITEM 3.	LEGAL PROCEEDINGS

We are not involved in any legal proceedings arising in the course of our business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to stockholders for a vote during the quarter ended September 30, 2006.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Commencing in June 2006, our common stock was listed and traded on the NASDAQ Electronic Bulletin Board (OTCBB) under the symbol “LGFT”. The following chart sets forth the reported high and low price on a bid basis for our stock for each quarter ending after June 30, 2006. Prior to June 2006 there was no public trading market for our common stock. The quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Year Ended September 30, 2006	Low	High
	$	$
Fourth Quarter (July-September)	.55	1.25

As of September 30, 2006, there were approximately 104 holders of record of Longfoot’s Common Stock. This amount does not include shares held in street name.

Dividend Policy

We have never paid any cash dividends on our common stock. We currently anticipate that we will retain all future earnings for use in our business. Consequently, we do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

We currently have no equity compensation plans.

Recent Sales of Unregistered Securities

During the fiscal year ended September 30, 2006, we issued the following equity securities pursuant to exemptions from registration under the Securities Act of 1933 (the “1933 Act”).

In September 2005 we issued 2,900,000 shares of common stock at a price of approximately $0.04 per share to five related parties for total proceeds of $107,408. The issuance of stock was made without any public solicitation to five investors who were officers and directors or related to officers and directors of the Company and was acquired for investment purposes only. The individuals had access to complete information about Longfoot Communications Corp. and were deemed capable of evaluating the merits and risks of this investment. The securities were issued pursuant to the private placement exemption provided by Section 4(2) of the 1933 Act. These shares are deemed to be “restricted securities” as defined in Rule 144 under the 1933 Act and bear a legend stating the restrictions on resale.

In July 2006 we issued 325,000 shares of common stock at a price of $0.25 per share to two individuals for services rendered to Longfoot as consultants. The issuance of stock was made without any public solicitation to two individuals and was acquired for investment purposes only. The individuals had access to complete information about Longfoot and were deemed capable of evaluating the merits and risks of acquiring shares in Longfoot. The securities were issued pursuant to the private placement exemption provided by Section 4(2) of the 1933 Act. These shares are deemed to be “restricted securities” as defined in Rule 144 under the 1933 Act and bear a legend stating the restrictions on resale.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

For more detailed financial information, please refer to the audited September 30, 2006 Financial Statements included in this Form 10-KSB.

Caution about forward-looking statements

This Form 10-KSB includes “forward-looking” statements about future financial results, future business changes and other events that haven’t yet occurred. For example, statements like we “expect,” we “anticipate” or we “believe” are forward-looking statements. Budgets and projections as to capital resources and expenditures during 2006 are also forward-looking statements. Investors should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties about the future. We do not undertake to update the information in this Form 10-KSB if any forward-looking statement later turns out to be inaccurate. Details about risks affecting various aspects of our business are discussed throughout this Form 10-KSB and should be considered carefully.

Critical Accounting Policies

The discussion and analysis of our financial conditions and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements requires managers to make estimates and disclosures on the date of the financial statements. On an on-going basis, management evaluates its estimates, including, but not limited to, those related to revenue recognition. We use authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. Actual results could differ from those estimates. We believe that the following critical accounting policies affect our more significant judgments and estimates in the preparation of our consolidated financial statements.

Long-lived assets

Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable. This standard did not have a material effect on our results of operations, cash flows or financial position in these financial statements.

Value of Stock Issued for Services

The Company periodically issues shares of its common stock in exchange for, or in settlement of, services. The Company’s management values the shares issued in such transactions at either the then market price of the Company’s common stock, as determined by the Board of Directors and after taking into consideration factors such as volume of shares issued or trading restrictions, or the value of the services rendered, whichever is more readily determinable.

Income Taxes

The Company accounts for its income taxes under the provisions of Statement of Financial Accounting Standards 109 ("SFAS 109"). The method of accounting for income taxes under SFAS 109 is an asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities. The Company has net operating loss carryforwards totaling approximately $155,000 at September 30, 2006 for Federal income tax purposes available to offset future taxable income through 2026. Deferred tax assets consist substantially of the net operating loss carryforward. The Company has made a 100% valuation allowance against the deferred tax asset. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

Plan of Operation for the Next Twelve Months

We were incorporated in the state of Delaware on July 21, 2004. Our subsidiary, Village Broadcasting Corp. (“VBC”), was incorporated in the state of Delaware on October 27, 2005. Since our inception, we have bid on several FM radio station licenses, (but were unsuccessful in acquiring any such licenses) and contracted to acquire the construction permit for one LPTV station located in Mammoth Lakes, California which we subsequently determined not to acquire. In October 2005, we acquired construction permits to develop three new LPTV stations to be located in Gladstone, Michigan; Winslow, Arizona and Big Sky, Montana. These construction permits were formally approved for transfer by the FCC on January 18, 2006 and will be held in our subsidiary, VBC. We anticipate construction costs for each of these stations to range up to $100,000 per station. We expect to use funds raised from our agreement with a principal shareholder, the sale of common stock, construction financing and financed equipment purchases to reduce the amount of cash funding required. We completed the construction of the Winslow, Arizona LPTV station in July 2006 at a cost of approximately $36,000, including equipment. We have not generated any operating revenues to date and expect future borrowings and/or financings will be necessary to meet our anticipated working capital needs over the next twelve months.

Our plan of business includes the following steps.

1. During the next 12 months, construct, develop and commence operating two of the three LPTV stations for which we have acquired construction permits issued by the FCC. One station, in Winslow, Arizona was completed in July 2006 and we have received a license to operate the station. The station is owned by and operated by our subsidiary VBC.

2. Continue to seek out and acquire construction permits to develop and operate LPTV, AM/FM radio stations licenses which we determine to have strategic growth potential.

3. Continue to seek out the possible acquisition and operation of existing LPTV stations and AM/FM radio stations which we determine to have significant growth potential.

4. During the next six months, hire a person with station operational experience to plan and conduct our broadcast business.

Our operations are being funded from proceeds of the public offering completed in April 2006. We also intend to finance the acquisition of construction permits and the construction of additional LPTV or radio station by securing outside financing for each station being developed or acquired. Potential sources of additional capital for the development and equipment acquisition of each LPTV or radio station could include our agreement with a principal shareholder, private placements with institutional investors, debt financing from private sources of capital, debt financing from banking institutions or equipment leases. Such investments or debt financing would typically be collateralized by the assets and business of each LPTV or radio station being financed. Additionally, investments may be raised by entering into joint ventures or partnerships with other related companies.

To date, we have acquired the three LPTV construction permits referred to above; one of which (Michigan) was abandoned in September, 2006. The acquisition of the remaining construction permits as well as the initial development of the LPTV stations have been financed from the proceeds of the public offering. The actual construction, development and initiation of these LPTV stations are expected to include additional financing through our agreement with a principal shareholder, outside capital investment or debt financing.

Results of Operation

Operating Results for the Fiscal Years Ended September 30, 2006 and 2005

During the fiscal years ended September 30, 2006 and 2005 we had no revenues from operations. Operating expenses for the station completed in fiscal 2006 amounted to $6,237 for the current year - there were none in the prior year. General and administrative expenses amounted to $126,789 for the fiscal year ended September 30, 2006 compared to $13,091 for the year ended September 30, 2005. Approximately $33,000 of these expenses during the 2006 fiscal year relate to payments for consulting services rendered by our management team. The remaining expenses relate primarily to legal and accounting fees relating to establishing the LPTV stations and the review of our 2006 quarterly statements and the preparation of an SB-2 registration statement. General and administrative expenses in the 2005 fiscal year related primarily to start-up expenses of our business.

We incurred a net loss of $175,675 for the year ended September 30, 2006 compared to a loss of $15,113 for the year ended September 30, 2005. The larger losses during the 2006 fiscal year reflect increased expenses resulting from the growth of our business operations and related operating expenses of our first LPTV station, and a one-time write-off of $15,000 related to our Gladstone, MI construction permit. The net loss during the 2005 fiscal year reflects the initial start-up costs of our operations. We expect operating losses to continue until we are able to develop and commence operating our LPTV stations or until we acquire an operating LPTV or radio station.

Share-based compensation was $27,083 during the fiscal year ended September 30, 2006. These non-cash charges are related to issuances of common stock for services. During the 2006 fiscal year, these non-cash expenses related to the issuance of 325,000 restricted shares of common stock (valued at $81,250) to two consultants for services related to our LPTV stations to be rendered during the none-month period of their contract (July 2006 through March 2007) . The issuance of restricted stock during fiscal year 2006 was deemed necessary by management to retain and compensate its consultants while conserving cash assets that would otherwise have been expended for this purpose.

Equity and Capital Resources

We have incurred losses since inception of our business (July 21, 2004) and, as of September 30, 2006, we had an accumulated deficit of $193,167. As of September 30, 2006 we had cash of $39,443 and working capital of $65,918.

To date, we have funded our operations through a combination of borrowings from a stockholder and the issuance of common stock. We completed the purchase of three permits to construct LPTV stations in Winslow, AZ, Gladstone, MI, and Big Sky, MT in January 2006 for a total purchase price of $35,000. During the year ended September 30, 2006 we expended approximately $36,000 for construction and equipment of the LPTV station in Winslow, AZ.

In April 2006, we completed a public offering of our common stock selling a total of 789,800 shares for gross proceeds of approximately $197,000. After deducting offering expenses paid by Longfoot, we realized net proceeds of approximately $167,000 which has and will continue to be used to fund ongoing operations.

As of September 30, 2006 we had not yet generated revenues from the operation of our initial LPTV station in Winslow, AZ, but we anticipate generating revenues and positive cash flow during fiscal year 2007. Therefore, we anticipate obtaining capital to fund our immediate ongoing operations and business growth through a combination from the recently completed public offering and additional debt and equity financing. We anticipate that in the next twelve months, we will need approximately $100,000 to construct the one remaining LPTV stations for which we currently have a construction permit and to search, evaluate and acquire additional AM/FM radio station licenses or existing radio stations as they may become available for acquisition. As a result, although we expect to have sufficient funds to meet our capital requirements for the next twelve months we will need to secure additional outside financing for additional construction, acquisition and station operating requirements to fund our long term business plan.

We expect our expenses will continue to increase during the foreseeable future as a result of increased operational expenses and the development of our first and second LPTV stations. We estimate our capital expenditures will amount to approximately $100,000 over the next twelve months. However, we do not expect to start generating revenues from the operation of our initial LPTV stations for another 6 to 9 months. Consequently, we are dependent on the proceeds from future debt or equity investments to fully fund our current operations and implement our long term business plan. If we are unable to raise sufficient capital, we may be required to delay or forego some portion of our business plan, which would have a material adverse affect on our anticipated results from operations and financial condition. To insure that our anticipated capital needs will be met, we have entered into an Irrevocable Funding Agreement with a major stockholder in which the stockholder has unconditionally agreed to provide funds of up to $150,000 to Longfoot during calendar year 2007. While we believe this amount should be sufficient to meet our capital requirements during 2007 there is no assurance that our estimates of our capital requirements will prove to be accurate. If the above referenced Funding Agreement amount were to be insufficient, we may not be able to secure other outside financing or even if we are able to secure outside financing, it may not be available in the amounts or the times when we require. Furthermore, such additional financing would likely take the form of bank loans, private placement of debt or equity securities or some combination of these. The issuance of additional equity securities would dilute the stock ownership of current investors while incurring loans, leases or debt would increase our cash flow commitments and possible loss of valuable assets if such obligations were not repaid in accordance with their terms.

Off-Balance Sheet Arrangements

Since our inception through September 30, 2006, we have not engaged in any off-balance sheet arrangements as defined in Item 303(c) of the SEC’s Regulation S-B.

ITEM 7.	FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Independent Registered Public Accounting Firm’s Report	F1

Balance Sheet as of September 30, 2006	F2

Statements of Operations for the year ended September 30, 2006 and September 30, 2005 and for the cumulative period July 21, 2004 to September 30, 2006	F3

Statements of Stockholders’ Equity for the period from July 21, 2004 (inception) to September 30, 2004, for the years ended September 30, 2005 and September 30, 2006	F4-F5

Statements of Cash Flows for the period from July 21, 2004 (inception) to September 30, 2005 and for the year ended September 30, 2006.	F6-F7

Notes to Financial Statements	F8-F14

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S REPORT

To the Board of Directors and Stockholders
Of Longfoot Communications Corp.:

We have audited the accompanying balance sheet of Longfoot Communications Corp. (a company in the development stage; the “Company”) as of September 30, 2006 and the related statements of operations, stockholders’ equity and cash flows for the year ended September 30, 2006, the period July 21, 2004 (date of inception) to September 30, 2005 and for the period July 21, 2004 (date of inception) to September 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amount s and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2006 and the results of its operations and its cash flows for the year then ended, the period July 21, 2004 (date of inception) to September 30, 2004 and from July 21, 2004 (date of inception) to September 30, 2006 in conformity with accounting principles generally accepted in the United States.

/s/ Farber Hass Hurley & McEwen LLP
November 30, 2006
Camarillo, California

 LONGFOOT COMMUNICATIONS CORP.
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED BALANCE SHEET

September 30, 2006
ASSETS
CURRENT ASSETS
Cash	$49,443
Note receivable - related party	18,042
Prepaid expenses	5,125
TOTAL CURRENT ASSETS	72,610

EQUIPMENT, net of accumulated depreciation	34,329

OTHER ASSETS
Construction rights	20,000
TOTAL ASSETS	$126,939

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accrued liabilities	$6,692
TOTAL LIABILITIES	6,692

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001 per share
Authorized - 1,000,000 shares
Issued and outstanding - 0 shares	-
Common stock, par value $0.001 per share
Authorized - 50,000,000 shares
Issued and outstanding - 4,114,800 and 3,000,000 shares, respectively	4,114
Additional paid-in capital	363,467
Deferred consulting fees	(54,167)
Deficit accumulated during the development stage	(193,167)
TOTAL STOCKHOLDERS’ EQUITY	120,247

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$126,939

The accompanying notes are an integral part of the financial statements

 LONGFOOT COMMUNICATIONS CORP.
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30, 2006	Year Ended September 30, 2005	From July 21, 2004 (Date of Inception) to September 30, 2006

DEVELOPMENT STAGE EXPENSES

Operating expenses	$6,237	$-	$6,237
General and administrative	126,789	13,091	142,259
Consulting fees, non-cash compensation	27,083	-	27,083
Impairment of asset, construction rights	15,000	-	15,000
Interest expense	286	2,022	2,308

TOTAL DEVELOPMENT STAGE EXPENSES	175,395	15,113	192,887

INTEREST INCOME	520	-	520

(LOSS) BEFORE INCOME TAXES	(174,875)	(15,113)	(192,367)

Income tax expense	800	-	800

NET (LOSS)	$(175,675)	$(15,113)	$(193,167)

NET (LOSS) PER COMMON SHARE

Basic and diluted	$(0.05)	$(0.14)	$(0.11)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING

Basic and diluted	3,464,821	107,945	1,632,703

The accompanying notes are an integral part of the financial statements

 LONGFOOT COMMUNICATIONS CORP.
A DEVELOPMENT STAGE COMPANY
STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Deferred Consulting Fees	Total Stockholders’ Equity

Issuance of common stock for
Cash, net of expenses	100,000	$100	$-	$-	$-	$100

Expenses contributed by stockholders	-	-	2,200	-	-	2,200

Net (loss) for the period ended
September 30, 2004	-	-	-	(2,379)	-	(2,379)

Balance, September 30, 2004	100,000	100	2,200	(2,379)	-	(79)

Issuance of common stock for
Cash, net of expenses	2,900,000	2,900	104,508	-	-	107,408

Expenses contributed by stockholders	-	-	6,700	-	-	6,700

Net (loss) for the year ended
September 30, 2005	-	-	-	(15,113)	-	(15,113)

Balance, September 30, 2005	3,000,000	3,000	113,408	(17,492)	-	98,916

Issuance of common stock for
Cash, net of expenses	789,800	789	166,694	-	-	167,483

Issuance of common stock for

The accompanying notes are an integral part of the financial statements

 LONGFOOT COMMUNICATIONS CORP.
A DEVELOPMENT STAGE COMPANY
STATEMENT OF STOCKHOLDERS’ EQUITY

Deferred consulting fees	325,000	325	80,925	-	(81,250)	-
`
Amortization of deferred consulting
Fees	-	-	-	-	27,083	27,083

Expenses contributed by stockholders	-	-	2,440	-	-	2,440

Net (loss) for the year ended
September 30, 2006	-	-	-	(175,675)		(175,675)

Balance, September 30, 2006	4,114,800	$4,114	$363,467	$(193,167)	$(54,167)	$120,247

The accompanying notes are an integral part of the financial statements

LONGFOOT COMMUNICATIONS CORP.
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30, 2006	Year Ended September 30, 2005	From July 21, 2004 (Date of Inception) to September 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(175,675)	$(15,113)	$(193,167)
Adjustments to reconcile net (loss) to net cash
(used) by operating activities:
Expenses contributed by stockholders	2,440	6,700	11,340
Consulting fees, non-cash compensation	81,250	-	81,250
Depreciation expense	1,810	-	1,810
Impairment of asset, construction rights	15,000	-	15,000
Changes in operating assets and liabilities:
Prepaid expenses	(3,175)	-	(3,175)
Deferred consulting fees	(54,167)	-	(54,167)
Accrued liabilities	4,120	2,472	6,692
NET CASH (USED) BY OPERATING ACTIVITIES	(128,397)	(5,941)	(134,417)
CASH FLOWS FROM INVESTING ACTIVITIES:
Refund of license deposit	-	35,000	-
Purchase of equipment	(36,139)	-	(36,139)
Acquisition of construction rights	(35,000)	-	(35,000)
NET CASH (USED) PROVIDED BY INVESTING ACTIVITES	(71,139)	35,000	(71,139)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred registration costs	-	(1,950)	(1,950)
Note receivable - related party	(18,042)	-	(18,042)
Proceeds from note payable - related party	-	1,000	36,100
Repayment of note payable - related party	(8,064)	(27,936)	(36,100)
Proceeds from sale of common stock, net of expenses	167,483	107,408	274,991
NET CASH PROVIDED BY FINANCING ACTIVITES	141,377	78,522	254,999

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(58,159)	107,581	49,443
CASH AND CASH EQUIVALENTS
AT THE BEGINNING OF THE PERIOD	107,602	21	-
CASH AND CASH EQUIVALENTS
AT THE END OF THE PERIOD	$49,443	$107,602	$49,443

The accompanying notes are an integral part of the financial statements

LONGFOOT COMMUNICATIONS CORP.
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Year Ended September 30, 2006	Year Ended September 30, 2005	From July 21, 2004 (Date of Inception) to September 30, 2006

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION

Interest paid	$286	$2,022	$2,308
Taxes paid	$800	$-	$800

SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:

Expenses contributed by stockholders	$2,440	$6,700	$11,340

Issuance of 325,000 shares of common stock for consulting agreement	$81,250	$-	$81,250

The accompanying notes are an integral part of the financial statements

LONGFOOT COMMUNICATIONS CORP.
A DEVELOPMENT STAGE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1.        GENERAL

Nature of Business and History

Longfoot Communications Corp, (the “Company”), was organized July 21, 2004 in Delaware as a media company primarily focused on obtaining, developing and operating radio and low power television stations. From inception through September 30, 2006 the Company has commenced the development of one station. The Company owns one subsidiary, Village Broadcasting Corp., (hereinafter referred to as “VBC”).

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of Longfoot Communications Corp. and its wholly-owned subsidiary VBC. All material inter-company accounts and transactions have been eliminated.

As of September 30, 2006, the Company was in the development stage of operations. According to the Financial Accounting Standards Board of the Financial Accounting Foundation, a development stage Company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principal activities have not commenced, or have commenced and have not yet produced significant revenue.

NOTE 2.        SIGNIFICANT ACCOUNTING POLICIES

Estimates and Assumptions

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which requires management to make estimates and assumptions that effect the accounting for and recognition of assets, liabilities, stockholders' equity, revenue and expenses. Estimates and assumptions are made because certain information is dependent on future events. Actual results could differ from those estimates.

Disclosure About Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at September 30, 2006 as defined in FASB 107 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturity dates of three months or less when purchased to be cash equivalents. At September 30, 2006 there were no cash equivalents. The Company maintains its cash in a reputable bank which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Prepaid Expenses

The Company amortizes its prepaid expenses on a straight-line basis over the period during which it will receive the underlying services.

Equipment

Equipment is stated at cost. Major renewals and improvements are charged to the asset accounts while replacements, maintenance and repairs, which do not improve or extend the lives of the respective assets, are expensed. At the time equipment is retired or otherwise disposed of, the assets and related accumulated depreciation accounts are relieved of the applicable amounts. Gains or losses from retirements or sales are credited or charged to income.

Depreciation is provided for by the accelerated and straight-line methods over the following estimated useful life:

Broadcasting and other equipment        5 Years

Long Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value. After reviewing the Company’s construction plan for a broadcasting station near Gladstone, MI, the Company’s management, consultants and engineers determined it was not a viable plan and has fully impaired the value, $15,000, of its construction right as of September 30, 2006. The Company did not record any impairment in the year ended September 30, 2005. See Note 5.

 Preferred Stock

The Company has approved the creation of a Preferred Stock. As of this date, no terms or rights attributable to this stock have been created.

Income Taxes

The Company accounts for its income taxes under the provisions of Statement of Financial Accounting Standards 109 ("SFAS 109"). The method of accounting for income taxes under SFAS 109 is an asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities. The Company has net operating loss carryforwards totaling approximately $155,000 at September 30, 2006 for Federal income tax purposes available to offset future taxable income through 2026. Deferred tax assets consist substantially of the net operating loss carryforward. The Company has made a 100% valuation allowance against the deferred tax asset. The Company’s allowance increased approximately $55,000 from 2005 to 2006. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

Value of Stock Issued for Services

The Company periodically issues shares of its common stock in exchange for, or in settlement of, services. The Company’s management values the shares issued in such transactions at either the then market price of the Company’s common stock, as determined by the Board of Directors and after taking into consideration factors such as volume of shares issued or trading restrictions, or the value of the services rendered, whichever is more readily determinable.

Net Income (Loss) Per Share

The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with FASB 128, any anti-dilutive effects on net income (loss) per share are excluded. The Company has no potentially dilutive securities outstanding at September 30, 2006.

 Recently-Issued Accounting Pronouncements

The FASB recently issued the following statements:

In February 2006, the FASB issued FASB Staff Position (“FSP”) FAS 123R-4 “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.”  FSP FAS 123R-4 addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event and amends paragraphs 32 and A229 of SFAS 123R.  The adoption of FSP FAS123R-4 has not had a significant impact on the Company’s consolidated financial position or results of operations.

Emerging Issues Task Force (“EITF”) bulletin no. 05-6 relates to the amortization period for leasehold improvements. The statement provides that leasehold improvements acquired in a business combination should be amortized over the shorter of the useful life of the assets or the term which includes required leased periods and renewals that are deemed to be reasonably assured. Further, leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured. The Company will adopt the provisions of EITF 05-6 with respect to such transactions.

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 will have a material impact on its financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157 (“FAS 157”), “Fair Value Measurements.” Among other requirements, FAS 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. FAS 157 is effective beginning the first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of FAS 157 on its financial position and results of operations.

Additionally, there are no recently issued accounting standards with pending adoptions that the Company's management currently anticipates will have any material impact upon its financial statements.

NOTE 3.        NOTE RECEIVABLE - RELATED PARTY

During the year ended September 30, 2006, the Company received a note from a principal shareholder for $17,522 covering the costs in excess of 15% of the gross proceeds from the Company’s offering; the note bears interest at 8% a year. Interest is payable in October 2006 and April 2007 with the principal amount due in April 2007. At September 30, 2006, the balance of the note, including interest was $18,042. See Note 7.

NOTE 4.        EQUIPMENT

Equipment and accumulated depreciation at September 30, 2006 consist of:

Broadcasting equipment	$36,139

Less accumulated depreciation	(1,810)
Total equipment	$34,329

NOTE 5.        CONSTRUCTION RIGHTS

In October, 2005 the Company entered into an escrow agreement for the acquisition of three construction permits for Low Power Television Stations and paid a deposit of $7,000. In January 2006 the Company received approval from the Federal Communications Commission and paid the balance of $28,000. The construction permits are held by VBC. During the year ended September 30, 2006, the Company completed construction of a station at one of the locations.

The cost of construction rights is not being amortized. The Company will periodically review the carrying amount of the rights and, if considered necessary, record a reduction of the cost to fair value. After reviewing the Company’s construction plan for a broadcasting station near Gladstone, MI, the Company’s management, consultants and engineers determined it was not a viable plan and has fully impaired the value, $15,000, of its construction rights as of September 30, 2006.

NOTE 6.        NOTE PAYABLE - RELATED PARTY

Occasionally, the Company receives advances from a related party in the form of a note receivable. The note calls for 8% interest and is due upon the demand. At September 30, 2006, there was no balance owing on the note.

NOTE 7.        STOCKHOLDERS’ EQUITY

In September 2005 we issued 2,900,000 shares of common stock at a price of approximately $0.04 per share to five related parties for total proceeds of $107,408. These shares are deemed to be “restricted securities” as defined in Rule 144 under the 1933 Act and bear a legend stating the restrictions on resale.

On November 8, 2005, the Company's Board of Directors increased the authorized common stock to 50,000,000 shares, $0.001 par value and authorized 1,000,000 shares of preferred stock, $0.001 par value. There have been no rights or privileges assigned to the preferred stock at this time.

In March 2006 the Company's registration statement for the sale of common stock was declared effective by the U.S. Securities and Exchange Commission. The Company sold 789,800 shares at $0.25 per share. Certain of the Company's stockholders agreed to reimburse the Company for costs of the offering in excess of 15% of the gross proceeds. See Note 3. The Company received a total of $167,483 from the offering, net of expenses.

In July 2006, the Company issued 325,000 shares of its common stock in payment of a consulting agreement. The stock was valued at $0.25 per share for a total value of $81,250. The value is being amortized over life of the agreement, nine months, and has an unamortized value of $54,167 at September 30, 2006.

NOTE 8.        RELATED PARTY TRANSACATIONS

Through September 30, 2006, the Company's President provided consulting and administrative services to the Company at no cost. The fair value of the services was based on the estimated hours incurred at $40 per hour and has been recorded as a charge to expense and a credit to Additional Paid-in Capital.

The Company is leasing its primary office space on a month-to-month basis (cancelable upon a 30 day written notice) from a company controlled by principal stockholders. The monthly rent is $500, based upon the estimated allocation of the space used. Rent expense amounted to $5,500 and $-0- for the years ended September 30, 2006 and 2005, respectively

NOTE 9.        LEASES

The Company is leasing a tower on which its television broadcasting system is being constructed. The lease is for three years through May 2008 and provided for monthly rent of $500 during the first year ($6,000), $550 a month during the second year ($6,600) and $600 a month for the third year ($7,200). The Company prepaid $3,000 upon execution of the lease. Total rent expense was $2,200 and $0, for the years ended September 30, 2006 and 2005, respectively.

NOTE 10.      SUBSEQUENT EVENT

 In December 2006, the Company entered into an irrevocable funding agreement with a principal shareholder to fund its cash flow requirements through December 2007. The agreement allows the Company to borrow up to $150,000 for working capital or capital requirements as needed at any time during the period, payable December 31, 2007, interest at 5%. The shareholder may convert any portion of the funds loaned into restricted common stock at a conversion price of $0.1925 per share.

ITEM 8.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the year covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiary) that is required to be included in our periodic reports.

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
ACT

Our Board of Directors currently consists of three members. Each director holds office until his successor is duly elected by the stockholders. Executive officers serve at the pleasure of the Board of Directors. Our current directors and executive officers are:
Name	Age	Position	Held Since

Arthur Lyons	60	President and Chairman	7/21/2004
Justin Farar	31	Vice President of Operations	9/30/2005
Jack Brehm	78	Chief Financial Officer, Secretary, and Director	9/30/2005
Aaron A. Grunfeld	60	Director	9/30/2005

Arthur Lyons was our sole officer and director from inception until September 30, 2005 at which time he resigned his positions as CFO but remained as president, secretary and a director. On October 25, 2005, Mr. Lyons resigned as secretary but remained as president and a director. Mr. Lyons also serves as the president and sole director of VBC. Mr. Lyons devotes at least 20 hours per week to our business operations. Mr. Lyons has served as an officer and director for several public companies over the last decade. In addition, he has been the producer, founder and director of the Palm Springs Film Noir Festival for the past five years and has been a businessman and restaurateur in Southern California for over 30 years. From 1992 to 1996, Mr. Lyons was an elected member of the Palm Springs, California City Council and was Mayor Pro Tem of that city for a year during that period. Mr. Lyons is the author of twelve mystery novels/short stories and has written screenplays for television. Mr. Lyons is a graduate of the University of California at Santa Barbara.

Justin Farar has been our vice president of operations since September 30, 2005. Mr. Farar devotes approximately 20 hours a week to our affairs. Mr. Farar also serves as vice president of VBC. Mr. Farar previously worked as an associate at the international law firm, O’Melveny & Myers, from September 2001 to April 2005, where he served as an entertainment litigator handling cases for major studio clients. From 2000 to 2001, Mr. Farar clerked for the Honorable Kim McLane Wardlaw on the Ninth Circuit Court of Appeals. Mr. Farar also presently serves as a Commissioner for the City of Los Angeles Convention and Exhibition Authority, where he helps plan and negotiate the future expansion of the Los Angeles Convention and Exhibition Center. Mr. Farar holds a Bachelors Degree from the University of California, San Diego and a law degree from the University of Southern California.

Jack Brehm has been our chief financial officer since September 30, 2005 and our secretary since October 25, 2005. Mr. Brehm devotes approximately 10 hours a week to our affairs. Mr. Brehm also serves as the chief financial officer and secretary of VBC. Mr. Brehm has more than 50 years of senior executive level experience in accounting and finance and has, in the past, served as a financial officer or on the Board of Directors of several public companies. From 1988 through 2004, Mr. Brehm was also a consultant in his own practice to public and private companies on merger, acquisition and other business matters. For almost 40 years until September 1988, Mr. Brehm was with Ernst & Young, LLP, an international firm of certified public accountants. At his retirement in September 1988, Mr. Brehm was a senior partner of Ernst & Young, in Century City and Los Angeles, and a member of that firm’s accounting and audit committee.

Aaron A. Grunfeld was appointed to the Board of Directors on September 30, 2005. Mr. Grunfeld has been a practicing attorney with Resch Polster Alpert & Berger LLP, a Los Angeles law firm from November 1995 until August 2006. Since that date he has been principal of Law Offices of Aaron A. Grunfeld and Associates’. Mr. Grunfeld’s practice includes securities and corporate matters including domestic and international transactions. Mr. Grunfeld is currently a director of Hydrogen Power, Inc., formerly known as Equitex, Inc. and Fast Funds Corporation, each of which is a publicly traded company that files reports under the Securities Exchange Act of 1934.
Directors serve for a one-year term.  Our Bylaws currently provide for three to six directors.

Consultant

Sim Farar has assisted us in identifying, bidding on and acquiring various LPTV and radio station licenses. Sim Farar is expected to continue to assist us in the development of our business. He has been a business owner and consultant in the Los Angeles area for over 25 years. Sim Farar, along with Justin Farar, through their company JDF Investments LLC (“JDF”), acquired the Palm Springs, CA LPTV station KYAV - Channel 12 in August 2001. JDF initially broadcast the Home Shopping Network and in September 2002 replaced HSN with Azteca American (a Spanish speaking network broadcast from Mexico). The LPTV station in Palm Springs eventually achieved strong revenues and was sold in May 2003 to CBS at a substantial profit. Mr. Farar will assist in evaluating new station acquisitions and implementation of programming when stations became operational.

Family Relationships

Justin Farar is the son of Sim Farar.

Board Committees

Audit Committee

The audit committee of our board of directors is responsible for reviewing and monitoring our financial statements and internal accounting procedures, recommending the selection of independent auditors by our board, evaluating the scope of the annual audit, reviewing audit results, consulting with management and our independent auditor prior to presentation of financial statements to stockholders and, as appropriate, initiating inquiries into aspects of our internal accounting controls and financial affairs. Our audit committee consists of Mr. Grunfeld who serves as chairman and Mr. Brehm. Due to the fact that we are in our business development stage and have not yet assembled our complete management team, the audit committee does not currently have exclusively disinterested directors as members nor does it have a member who qualifies as a disinterested “audit committee financial expert” under the federal securities laws. We hope to be able to fill these positions in early 2007.

Compensation and Nominations Committees

We currently have no compensation or nominating committee or other board committee performing equivalent functions. Currently, all members of our board of directors participate in discussions concerning executive officer compensation and nominations to the board of directors.

Code of Conduct and Ethics

Our board of directors has adopted a code of business conduct and ethics applicable to our directors, officers and employees, in accordance with applicable federal securities laws and the Nasdaq Rules.

Indemnification of Executive Officers and Directors

The General Corporation Law of the State of Delaware permits indemnification of directors, officers, and employees of corporations under certain conditions subject to certain limitations. Article VII of our Certificate of Incorporation states that we may provide indemnification of our agents, including our officers and directors to the maximum extent permitted by the Delaware Corporation Law. In the event that a claim for indemnification (other than the payment by us of expenses incurred or paid by our sole director and officer in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is appropriate and will be governed by the final adjudication of such issue.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Section 16(a) Beneficial Ownership Reporting Compliance

Longfoot is filing this annual report pursuant to Section 15(d) of the 1934 Act and does not have any shares currently registered under the 1934 Act. As such our executive officers and directors, and persons who own more than 10% of our common stock are not required to file reports pursuant to Section 16(a) of the 1934 Act with the Securities and Exchange Commission (the "SEC").

ITEM 10.      EXECUTIVE COMPENSATION

The following table sets forth the compensation of our Officers during the latest fiscal year. No compensation was paid prior thereto. in excess of $100,000 during the last completed fiscal year.

Summary Compensation Table

	Annual Compensation				Long Term Compensation
					Awards		Payout
	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award ($)	Securities Underlying Options ($)	LTIP Payout ($)	All Other Compensation ($)

Arthur Lyons, CEO	2006 2005 2004 (1)	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

(1) For the period July 21, 2004 (inception) to September 30, 2004.

Mr. Lyons has provided services to us at no charge during the early stages of our business. A monthly salary of $2,000 has been paid to Justin Farar since November 1, 2005. Jack Brehm was paid $13,050 during the fiscal year 2006 for services as rendered. As our business progresses and grows, we expect to begin paying salaries to each of our officers. We also expect to hire part-time and full-time employees and consultants who will be paid compensation and consulting fees.

Employment/Consulting Agreements

We do not have any employment or consulting agreements.

Stock Option Plan

We do not have a stock option plan and we have not issued any warrants, options or other rights to acquire our securities. However, we intend to adopt an incentive and non-statutory stock option plan during the current fiscal year.

Employee Pension, Profit Sharing or other Retirement Plans

We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

Director's Compensation

At present we do not pay our directors for attending meetings of our Board of Directors, although we expect to adopt a director compensation policy by the end of the current year. We have no standard arrangement pursuant to which our directors are compensated for any services provided as a director or for committee participation or special assignments.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following tables set forth as of September 30, 2006 the ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group.  To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted.  There are no known pending or anticipated arrangements that may cause a change in control.

Name and Address	Number of Shares Owned Beneficially	Percentages of Outstanding

Arthur Lyons President, CEO, Director 914 Westwood Blvd., Ste. 809 Los Angeles, California 90024	10,000	.*

Gusmail, LLC Justin Farar, Manager Vice President 914 Westwood Blvd., Suite 809 Los Angeles,, California 90024	900,000 (1)	22%

Aaron Grunfeld Director 10390 Santa Monica Blvd., 4th Fl. Los Angeles, California 90025	100,000	2%

Jack Brehm Chief Financial Officer, Director 9229 Sunset Blvd., Ste. 810 West Hollywood, California 90069	100,000	2%
All Executive Officers and directors as a group (4 people)	1,110,000	27%

Name and Address	Number of Shares Owned Beneficially	Percentages of Outstanding
Stockholders owning 5% or more of outstanding common stock
PP60, LLC Sim Farar, Manager 9229 Sunset Blvd., Suite 810 West Hollywood, California 90069	990,000(1)	24%

32 Mayall, LLC Joel Farar, Manager 914 Westwood Blvd., Ste. 809 Los Angeles, California 90024	900,000(1)	22%

Andrew Limpert c/o B. Getty 1245 E. Brickyard Rd. #590 Salt Lake City, UT 84100	208,000(2)	5%

* Less than 1%
(1) Justin Farar and Joel Farar are the adult sons of Sim Farar and each disclaims beneficial ownership of the shares held by the other.
(2) Amount includes 100,000 shares owned by Mr. Limpert’s wife for which he disclaims beneficial ownership.

Change of Control

On September 30, 2005 we sold 2,790,000 shares of our restricted common stock, representing 93% of our currently outstanding common stock to PP60, LLC (an entity controlled by Sim Farar), Gusmail, LLC (an entity controlled by Justin Farar) and 32 Mayall, LLC (and entity controlled by Joel Farar). Effective as of September 30, 2005, Justin Farar assumed a vice president position with Longfoot. These stockholders do not intend to seek any change in our current management.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

At September 30, 2006, Sim Farar owed the Company $18,042 for a note, including interest at 8% a year covering costs in excess of 15% of the gross proceeds from the Company’s offering in 2006. Interest was paid in October 2006 and the balance, including interest, is due in April 2007.

At September 30, 2005 we were indebted to Sim Farar in the amount of $8,064. Sim Farar had loaned us $36,000 at an 8% interest rate to fund our operating expenses of which $29,958 (including interest), was repaid in 2005 and the balance in fiscal 2006. Neither Sim Farar nor any other stockholder is under any current commitment to make any loans to or otherwise provide capital to us.

Sim Farar is the father of Justin Farar and Joel Farar.

Trifar Investment Company, from which we lease our office space, is owned by Sim Farar, Justin Farar and Joel Farar and is, therefore, deemed to be a related party to us.

The lease of our office space from Trifar Investment Company are on terms as favorable to us as would be available from an unaffiliated party.

Effective December 18, 2006, we entered into an Irrevocable Funding Agreement with PP60, LC, an entity owned by Mr. Swim Farar in which PP60, LLC unconditionally agreed to advance funds of up to $150,000 to Longfoot in order to fund operating expenses during calendar year 2007. We will pay interest of 5% per annum on any funds advanced. In addition, PP60, LLC was granted the option to convert and advanced funds plus interest thereon into shares of our restricted common stock at a fixed conversion price of $0.1925 per share. The conversion price represents a 45% discount of the last sales price of our common stock on the effective date of the agreement. The independent Board determined this conversion price to be fair based upon the restricted nature of the shares to be issued to PP60, LLC, if any, and the fact that the contractual commitment is binding on PP60, LLC as of the effective date. The Agreement was approved by the unanimous consent of our Directors.

Should a transaction, proposed transaction, or series of transactions involve one of our officers or directors or a related entity or an affiliate of a related entity, or holders of stock representing 5% or more of the voting power (a “related entity”) of our then outstanding voting stock, the transactions must be approved by the unanimous consent of our board of directors. In the event a member of the board of directors is a related party, that member will abstain from the vote.

ITEM 13.      EXHIBITS

Exhibit No.	Description of Exhibit

3.1.1	Certificate of Incorporation
3.1.2	Restated Certificate of Incorporation
3.2	By-Laws
3.3	Code of Business Conduct and Ethics
5.1	Opinion of Counsel
10.1	Low Power Television Construction Permit issued February 9, 2004 for Winslow, Arizona.
10.2	Low Power Television Construction Permit issued May 4, 2004 for Gladstone, Michigan
10.3	Low Power Television Construction Permit issued May 4, 2004 for Big Sky, Montana
10.4	Construction Permit Purchase Agreement, dated October 13, 2005, regarding our acquisition of low power television stations located in Winslow, Arizona; Gladstone, Michigan and Big Sky, Montana.
10.5	Escrow Agreement dated October 13, 2005 for transfer of construction permits.

10.6	Assignment of Construction Permits from Longfoot Communications Corp. to Village Broadcasting Corp.
10.7	FCC Consent to Transfer Construction Permits
10.8	Assignment of Construction Permits
10.9*	Irrevocable Funding Agreement Dated December 18, 2006
21	Subsidiaries of the Issuer
31.1*	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
___________________________
All exhibits are incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (No. 333-130110) except as indicated filed with the Commission on December 2, 2005
* Filed with this Form 10-KSB

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

During our fiscal years ended September 30, 2006 we were billed the following aggregate fees by Farber Hass Hurley & McEwen LLP (“FHHM”). There were no billings or services rendered prior thereto.

Audit and Audit-Related Fees.

The aggregate fees billed for professional services rendered by FHHM for the audit of Longfoot’s financial statements for the fiscal year ended September 30, 2005 and 2004 (included in for SB2 filing in 2006) and for the review of the financial statements included in Longfoot’s Quarterly Reports on Form 10-QSB for the 2006 fiscal year were approximately $15,000 and $11,000, respectively. Audit and review fees were 100% of all fees billed by FHHM during fiscal year 2006.

Tax and Other Fees

There were no tax fees or other fees billed by FHHM for the fiscal years ended September 30, 2006 and 2005.

(As stated elsewhere in this report, Longfoot did not have a separate Audit Committee during the most of fiscal year 2006). All of the functions of the Audit Committee were performed by the Board of Directors as a whole.

Committee Pre-Approval Policies

Rules adopted by the Securities and Exchange Commission in order to implement requirements of the Sarbanes-Oxley Act of 2002 require public company audit committees to pre-approve audit and non-audit services. Our Audit Committee has adopted a policy for the pre-approval of all audit, audit related and tax services, and permissible non-audit services provided by the independent auditors. The policy provides for an annual review of an audit plan and budget for the upcoming annual financial statement audit, and entering into an engagement letter with the independent auditors covering the scope of the audit and the fees to be paid. The Audit Committee may also from time-to-time review and approve in advance other specific audit, audit related, tax or permissible non-audit services. In addition, the Audit Committee may from time-to-time give pre-approval for audit services, audit related services, tax services or other non-audit services by setting forth such pre-approved services on a schedule containing a description of, budget for, and time period for such pre-approved services. The policies require the Audit Committee to be informed of each service, and the policies do not include any delegation of the Audit Committee's responsibilities to management. The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated will report any pre-approval decisions to the Audit Committee at its next scheduled meeting.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONGFOOT COMMUNICATIONS CORP.

Date: December 19, 2006	By: /s/ Arthur Lyons Arthur Lyons President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Arthur Lyons Arthur Lyons	Chairman of the Board, President	December 19,2006
/s/ Jack Brehm Jack Brehm	Director and Chief Financial Officer (Principal Financial & Accounting Officer)	December 19, 2006
/s/ Aaron A. Grunfeld Aaron A. Grunfeld	Director	December 19, 2006