Form 10QSB
period 2006-12-31
Longfoot Communications Corp.
filed 2007-02-08
CIK 1345721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

 Washington, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE

TRANSITION PERIOD FROM

_______________ to _______________

Commission File Number 333-130110

LONGFOOT COMMUNICATIONS CORP.

(Exact name of small business issuer as specified in its charter)

DELAWARE (State of other jurisdiction of incorporation or organization)	76-0763470 (I.R.S. Employer Identification Number)
9229 Sunset Blvd., Suite 810 West Hollywood, California (Address of Principal Executive Offices)	90069 (Zip Code)

Issuer's telephone number: (310) 385-9631

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes    X     No ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes____    No    X

The number of shares of the issuer's common stock outstanding as of December 31, 2006 was 4,114,800.

Transitional Small Business Disclosure Format (Check One):   Yes____     No     X

INDEX TO QUARTERLY REPORT
ON FORM 10-QSB

PART I FINANCIAL INFORMATION		Page
Item 1.	Financial Statements (Unaudited)	3
	Condensed Consolidated Balance Sheets December 31, 2006 and September 30, 2006	4
	Condensed Consolidated Statements of Operations For the Three Months Ended December 31, 2006 and 2005 And from Inception, July 21, 2004, to December 31, 2006	5
	Condensed Consolidated Statement of Stockholders’ Equity From Inception, July 21, 2004, to December 31, 2006	6
	Condensed Consolidated Statements of Cash Flows For the Three Months Ended December 31, 2006 and 2005 And from Inception, July 21, 2004, to December 31, 2006	7
	Notes to Condensed Consolidated Financial Statements	9

Item 2.	Management's Discussion and Analysis or Plan of Operation	13

Item 3.	Controls and Procedures	18

PART II OTHER INFORMATION
Item 6.	Exhibits	19
Signatures		20

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

(Financial Statements Commence on Following Page)

LONGFOOT COMMUNICATIONS CORP.
A DEVELOPMENT STAGE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2006 (Unaudited)	September 30, 2006

ASSETS

CURRENT ASSETS

Cash	$18,098	$49,443
Note receivable - related party	17,883	18,042
Prepaid expenses	2,750	5,125

TOTAL CURRENT ASSETS	38,731	72,610

EQUIPMENT, net of accumulated depreciation	33,506	34,329

OTHER ASSETS

Construction rights	20,000	20,000

TOTAL ASSETS	$92,237	$126,939

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Accrued liabilities	$23,175	$6,692

TOTAL LIABILITIES	$23,175	$6,692

STOCKHOLDERS’ EQUITY

Preferred stock, par value $0.001 per share
Authorized - 1,000,000 shares
Issued and outstanding - 0 shares	$-	$-
Common stock, par value $0.001 per share
Authorized - 50,000,000 shares
Issued and outstanding - 4,114,800	4,114	4,114
Additional paid-in capital	364,267	363,467
Deferred consulting fees	(27,094)	(54,167)
Deficit accumulated during the development stage	(272,225)	(193,167)

TOTAL STOCKHOLDERS’ EQUITY	69,062	120,247

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$92,237	$126,939

The accompanying notes are an integral part of the financial statements

LONGFOOT COMMUNICATIONS CORP.
A DEVELOPMENT STAGE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended December 31, 2006	Three Months Ended December 31, 2005	From July 21, 2004 (Date of Inception) to December 31, 2006

DEVELOPMENT STAGE EXPENSES

Operating expenses	$4,305	$-	$10,542
General and administrative	48,041	22,315	190,300
Consulting fees, non-cash compensation	27,073	-	54,156
Impairment of asset, construction rights	-	-	15,000
Interest expense	-	161	2,308

TOTAL DEVELOPMENT STAGE EXPENSES	79,419	22,476	272,306

INTEREST INCOME	361	-	881

(LOSS) BEFORE INCOME TAXES	(79,058)	(22,476)	(271,425)

Income tax expense	-	800	800

NET (LOSS)	$(79,058)	$(23,276)	$(272,225)

NET (LOSS) PER COMMON SHARE

Basic and diluted	$(0.02)	$(0.01)	$(0.14)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING

Basic and diluted	4,114,800	3,000,000	1,888,417

The accompanying notes are an integral part of the financial statements

LONGFOOT COMMUNICATIONS CORP.
A DEVELOPMENT STAGE COMPANY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock

	Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Deferred Consulting Fees	Total Stockholders’ Equity

Issuance of common stock for
Cash, net of expenses	100,000	$100	$-	$-	$-	$100

Expenses contributed by stockholders	-	-	2,200	-	-	2,200

Net (loss) for the period ended
September 30, 2004	-	-	-	(2,379)	-	(2,379)

Balance, September 30, 2004	100,000	100	2,200	(2,379)	-	(79)

Issuance of common stock for
Cash, net of expenses	2,900,000	2,900	104,508	-	-	107,408

Expenses contributed by stockholders	-	-	6,700	-	-	6,700

Net (loss) for the year ended
September 30, 2005	-	-	-	(15,113)	-	(15,113)

Balance, September 30, 2005	3,000,000	3,000	113,408	(17,492)	-	98,916

Issuance of common stock for
Cash, net of expenses	789,800	789	166,694	-	-	167,483

Issuance of common stock for
Deferred consulting fees	325,000	325	80,925	-	(81,250)	-

Amortization of deferred consulting
fees	-	-	-	-	27,083	27,083

The accompanying notes are an integral part of the financial statements
6

LONGFOOT COMMUNICATIONS CORP.
A DEVELOPMENT STAGE COMPANY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock

	Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Deferred Consulting Fees	Total Stockholders’ Equity

Expenses contributed by stockholders	-	-	2,440	-	-	2,440

Net (loss) for the year ended
September 30, 2006	-	-	-	(175,675)		(175,675)

Balance, September 30, 2006	4,114,800	4,114	363,467	(193,167)	(54,167)	120,247

Amortization of deferred consulting
fees	-	-	-	-	27,073	27,073

Expenses contributed by stockholders	-	-	800	-	-	800

Net (loss) for the three months
Ended December 31, 2006	-	-	-	(79,058)		(79,058)

Balance, December 31, 2006	4,114,800	$4,114	$364,267	$(272,225)	$(27,094)	$69,062

The accompanying notes are an integral part of the financial statements

LONGFOOT COMMUNICATIONS CORP.
A DEVELOPMENT STAGE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31, 2006	Three Months Ended December 31, 2005	From July 21, 2004 (Date of Inception) to December 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(79,058)	$(23,276)	$(272,225)
Adjustments to reconcile net (loss) to net cash
(used) by operating activities:
Expenses contributed by stockholders	800	640	12,140
Consulting fees, non-cash compensation	27,073	-	54,156
Depreciation expense	1,859	-	3,669
Impairment of asset, construction rights	-	-	15,000
Changes in operating assets and liabilities:
Prepaid expenses	2,375	-	(2,750)
Accrued liabilities	16,483	2,815	23,175
NET CASH (USED) BY OPERATING ACTIVITIES	(30,468)	(19,821)	(166,835)
CASH FLOWS FROM INVESTING ACTIVITIES:
Refund of license deposit	-	-	-
Purchase of equipment	(1,036)	-	(37,175)
Acquisition of construction rights	-	(7,000)	(35,000)
NET CASH (USED) PROVIDED BY INVESTING ACTIVITES	(1,036)	(7,000)	(72,175)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred registration costs	-	(29,203)
Note receivable - related party	159	-	(17,883)
Proceeds from note payable - related party	-	161	36,100
Repayment of note payable - related party	-	-	(36,100)
Proceeds from sale of common stock, net of expenses	-	-	274,991
NET CASH PROVIDED BY FINANCING ACTIVITES	159	(29,042)	257,108

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(31,345)	(55,863)	18,098
CASH AND CASH EQUIVALENTS
AT THE BEGINNING OF THE PERIOD	49,443	107,602	-
CASH AND CASH EQUIVALENTS
AT THE END OF THE PERIOD	$18,098	$51,739	$18,098

The accompanying notes are an integral part of the financial statements

LONGFOOT COMMUNICATIONS CORP.
A DEVELOPMENT STAGE COMPANY
CONDENSEND CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Three Months Ended December 31, 2006	Three Months Ended December 31, 2005	From July 21, 2004 (Date of Inception) to December 31, 2006

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION

Interest paid	$-	$-	$2,308
Taxes paid	$-	$-	$800

SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:

Expenses contributed by stockholders	$800	$640	$12,140

Issuance of 325,000 shares of common stock for consulting agreement	$-	$-	$81,250

The accompanying notes are an integral part of the financial statements

LONGFOOT COMMUNICATIONS CORP.
A DEVELOPMENT STAGE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	ORGANIZATION AND BASIS OF PRESENTATION

Nature of Business and History

Longfoot Communications Corp, (the “Company”), was organized July 21, 2004 in Delaware as a media company primarily focused on obtaining, developing and operating radio and low power television stations. From inception through December 31, 2006 the Company has commenced the development of one station. The Company owns one subsidiary, Village Broadcasting Corp., (hereinafter referred to as “VBC”).

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the accounts of Longfoot Communications Corp. and its wholly-owned subsidiary VBC. All material inter-company accounts and transactions have been eliminated.

As of December 31, 2006, the Company was in the development stage of operations. According to the Financial Accounting Standards Board of the Financial Accounting Foundation, a development stage Company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principal activities have not commenced, or have commenced and have not yet produced significant revenue.

The statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements pursuant to Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2006 are not necessarily indicative of operating results that may be expected for the year ending September 30, 2007. For further information refer to the financial statements and footnotes included in Form 10-KSB for the year ended September 30, 2006.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States which requires management to make estimates and assumptions that effect the accounting for and recognition of assets, liabilities, stockholders' equity, revenue and expenses.

Estimates and assumptions are made because certain information is dependent on future events. Actual results could differ from those estimates.

NOTE 2	NOTE RECEIVABLE - RELATED PARTY

The Company received a note from a principal shareholder for $17,522 covering the costs in excess of 15% of the gross proceeds from the Company’s offering; the note bears interest at 8% a year. Interest was paid in October 2006 and is payable in April 2007 with the principal amount due in April 2007. At December 31, 2006, the balance of the note, including interest was $17,883.

NOTE 3	CONSTRUCTION RIGHTS

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

NOTE 4	NOTE PAYABLE - RELATED PARTY

Occasionally, the Company receives advances from a related party in the form of a note receivable. The note calls for 8% interest and is due upon the demand. At December 31, 2006, there was no balance owing on the note.

NOTE 5	STOCKHOLDERS’ EQUITY

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

In July 2006, the Company issued 325,000 shares of its common stock in payment of a consulting agreement. The stock was valued at $0.25 per share for a total value of $81,250. The value is being amortized over life of the agreement, nine months, and has an unamortized value of $27,094 at December 31, 2006.

NOTE 6	RELATED PARTY TRANSACATIONS

In December 2006, the Company entered into an irrevocable funding agreement with a principal stockholder to fund its cash flow requirements through December 2007. The agreement allows the Company to borrow up to $150,000 for working capital or capital requirements as needed at any time during the period. The stockholder may convert any portion of the funds loaned into restricted common stock at a conversion price of $0.1925 per share. Any balance not converted is payable December 31, 2007 with interest at 5% per annum. During January 2007, the Company borrowed $50,000 under the agreement.

Through December 31, 2006, the Company's President provided consulting and administrative services to the Company at no cost. The fair value of the services was based on the estimated hours incurred at $40 per hour and has been recorded as a charge to expense and a credit to Additional Paid-in Capital. The total contributed during the periods ended December 31, 2006 and 2005 amounted to $800 and 640, respectively.

The Company is leasing its primary office space on a month-to-month basis (cancelable upon a 30 day written notice) from a company controlled by principal stockholders. The monthly rent is $500, based upon the estimated allocation of the space used. Rent expense amounted to $1,500 and $1,000 for the three months ended December 31, 2006 and 2005, respectively

NOTE 7	LEASES

The Company is leasing a tower on which its television broadcasting system is being constructed. The lease is for three years through May 2008 and provided for monthly rent of $500 during the first year ($6,000), $550 a month during the second year ($6,600) and $600 a month for the third year ($7,200). The Company prepaid $3,000 upon execution of the lease. Total rent expense was $1,650 and $-0-, for the three months ended December 31, 2006 and 2005, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Caution about forward-looking statements

This Form 10-QSB includes “forward-looking” statements about future financial results, future business changes and other events that haven’t yet occurred. For example, statements like we “expect,” we “anticipate” or we “believe” are forward-looking statements. Budgets and projections as to capital resources and expenditures during 2007 are also forward-looking statements. Investors should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties about the future. We do not undertake to update the information in this Form 10-QSB if any forward-looking statement later turns out to be inaccurate. Details about risks affecting various aspects of our business are discussed throughout this Form 10-QSB and should be considered carefully.

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

Plan of Operation for the Next Twelve Months

In October 2005, we acquired construction permits to develop three new LPTV stations to be located in Gladstone, Michigan; Winslow, Arizona and Big Sky, Montana. These construction permits were formally approved for transfer by the FCC on January 18, 2006 and are held by our subsidiary, VBC. We anticipate construction costs for each of these stations to range up to $100,000 per station. We expect to use funds raised from our agreement with a principal shareholder, the sale of common stock, construction financing and financed equipment purchases to reduce the amount of cash funding required. We completed the construction of the Winslow, Arizona LPTV station in July 2006 at a cost of approximately $37,000, including equipment. During calendar year 2007 we plan to construct an LPTV station in Big Sky, Montana. We have determined not to proceed with construction of a LPTV station in Gladstone, Michigan. We have not generated any operating revenues to date and expect future borrowings and/or financings will be necessary to meet our anticipated working capital needs over the next twelve months.

Our plan of business includes the following steps.

1. During the next 12 months, construct, develop and commence operating an LPTV station in Big Sky, Montana for which we hold a construction permit issued by the FCC. One station, in Winslow, Arizona was completed in July 2006 and we have received a license to operate the station. The station is owned by and operated by our subsidiary VBC.

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

Our current operations are being funded from an Irrevocable Funding Agreement with a principal stockholder. We also intend to finance the acquisition of construction permits and the construction of additional LPTV or radio station by securing outside financing for each station being developed or acquired. Potential sources of additional capital for the construction, development and equipment acquisition of each LPTV or radio station could include our agreement with a principal shareholder, private placements with institutional investors, debt financing from private sources of capital, debt financing from banking institutions or equipment leases. Such investments or debt financing would typically be collateralized by the assets and business of each LPTV or radio station being financed. Additionally, investments may be raised by entering into joint ventures or partnerships with other related companies.

Results of Operation

Operating Results for the Three Months Ended December 31, 2006 and 2005

During the three months ended December 31, 2006 and 2005 we had no revenues from operations. Operating expenses for the station completed in fiscal 2006 amounted to $4,305 for the three months ended December 31, 2006. General and administrative expenses amounted to $48,041 for the three months ended December 31, 2006 as compared to $22,315 for the three months ended December 31, 2005. During the three months ended December 31, 2006, these expenses relate primarily to legal and accounting fees relating to establishing the LPTV stations and the preparation of our quarterly financial statements. During the three months ended December 31, 2005, general and administrative expenses related primarily to start-up expenses of our business. During the three months ended December 31, 2006, we amortized $27,073 of consulting fees resulting from the payment of shares of the Company’s common stock in exchange for consulting services.

We incurred a net loss of $79,058 for the three months ended December 31, 2006 compared to a net loss of $23,276 for the three months ended December 31, 2005. The increase in the net loss is the result of the occurrence of operating expenses, increased general and administrative expenses and the amortization of consulting fees during the three months ended December 31, 2006. The net loss during the three months ended December 31, 2005 reflects the initial start-up costs of our operations. We expect operating losses to continue until we are able to develop and commence operating our LPTV stations or until we acquire an operating LPTV or radio station.

Equity and Capital Resources

We have incurred losses since inception of our business (July 21, 2004) and, as of December 31, 2006, we had an accumulated deficit of $272,225. As of December 31, 2006 we had cash of $18,098 and working capital of $15,556.

To date, we have funded our operations through a combination of borrowings from a stockholder and the issuance of common stock. We completed the purchase of three permits to construct LPTV stations in Winslow, AZ, Gladstone, MI, and Big Sky, MT in January 2006 for a total purchase price of $35,000. Since inception, we have expended approximately $37,000 for construction and equipment of the LPTV station in Winslow, AZ.

In April 2006, we completed a public offering of our common stock selling a total of 789,800 shares for gross proceeds of approximately $197,000. After deducting offering expenses paid by Longfoot, we realized net proceeds of approximately $167,000 which has and will continue to be used to fund ongoing operations.

In December 2006, we entered into an irrevocable funding agreement with a principal stockholder to fund our cash flow requirements through December 2007. The agreement allows us to borrow up to $150,000 for working capital or capital requirements as needed at any time during the period. The stockholder may convert any portion of the funds loaned into restricted common stock at a conversion price of $0.1925 per share. Any balance not converted is payable December 31, 2007 with interest at 5% per annum. Subsequent to the quarter ended December 31, 2006, in January 2007, we borrowed $50,000 under the funding agreement.

As of December 31, 2006 we had not yet generated revenues from the operation of our initial LPTV station in Winslow, AZ, but we anticipate generating revenues and positive cash flow during fiscal year 2007. Therefore, we anticipate obtaining capital to fund our immediate ongoing operations and business growth through a combination from the irrevocable funding agreement, revenues from operations and additional debt and equity financing. We anticipate that in the next twelve months, we will need approximately $100,000 to construct the one remaining LPTV stations for which we currently have a construction permit and to search, evaluate and acquire additional AM/FM radio station licenses or existing radio stations as they may become available for acquisition. As a result, although we expect to have sufficient funds to meet our capital requirements for the next twelve months we will need to secure additional outside financing for additional construction, acquisition and station operating requirements to fund our long term business plan.

We expect our expenses will continue to increase during the foreseeable future as a result of increased operational expenses and the development of our first and second LPTV stations. However, we do not expect to start generating revenues from the operation of our initial LPTV stations for another 6 to 9 months. Consequently, we are dependent on the proceeds from current and future debt or equity investments to fully fund our current operations and implement our long term business plan. If we are unable to raise sufficient capital if and when needed, we may be required to delay or forego some portion of our business plan, which would have a material adverse affect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate. Even if we are able to secure additional outside financing, it may not be available in the amounts or the times when we require. Furthermore, such financing would likely take the form of bank loans, private placement of debt or equity securities or some combination of these. The issuance of additional equity securities would dilute the stock ownership of current investors while incurring loans, leases or debt would increase our cash flow commitments and possible loss of valuable assets if such obligations were not repaid in accordance with their terms.

Off-Balance Sheet Arrangements

Since our inception through December 31, 2006, we have not engaged in any off-balance sheet arrangements as defined in Item 303(c) of the SEC’s Regulation S-B.

Factors Affecting Longfoot’s Business

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

We will face considerable risks in each step of our business plan such as our ability to identify and acquire favorable LPTV or radio stations and the ability to successfully construct, finance and operate new LPTV or radio stations including the ability to secure cable and/or satellite channels access.

We will be subject to considerable regulation by Federal Communications Commission (“FCC”). We must apply for permits to construct and operate each LPTV and/or radio station. There is no assurance that such permits will be granted or granted with unfavorable conditions. Also it is possible that a license to operate an LPTV or radio station once granted may be revoked or not renewed by the FCC.

Other anticipated challenges include finding and hiring highly qualified employees, developing successful programming or obtaining existing programs from outside sources for each station being developed, meeting significant competition for listening and viewing audiences and achieving positive cash flow from operating our LPTV and radio stations.

ITEM 3.	CONTROLS AND PROCEDURES

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

PART II
OTHER INFORMATION

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

LONGFOOT COMMUNICATIONS CORP.

Dated: February 5, 2007	/s/ Arthur Lyons Arthur Lyons Chief Executive Officer

Dated: February 5, 2007	/s/ Jack Brehm Jack Brehm Chief Financial Officer (Principal Accounting Officer)