Form 10QSB
period 2007-03-31
Longfoot Communications Corp.
filed 2007-05-09
CIK 1345721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

 Washington, DC 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

The number of shares of the issuer's common stock outstanding as of March 31, 2007 was 4,374,685.

Transitional Small Business Disclosure Format (Check One): Yes____     No      X

INDEX TO QUARTERLY REPORT
ON FORM 10-QSB

PART I
FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

(Financial Statements Commence on Following Page)

Longfoot Communications Corp.

Condensed Consolidated Balance Sheets
March 31, 2007 and September 30, 2006

	March 31, 2007 (Unaudited)	September 30, 2006

ASSETS

CURRENT ASSETS

Cash	$11,201	$49,443
Note receivable - related party	18,241	18,042
Prepaid expenses	1,375	5,125

TOTAL CURRENT ASSETS	30,817	72,610

EQUIPMENT, net of accumulated depreciation	31,647	34,329

OTHER ASSETS

Construction rights	20,000	20,000

TOTAL ASSETS	$82,464	$126,939

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Accrued liabilities	$4,307	$6,692

TOTAL LIABILITIES	$4,307	$6,692

STOCKHOLDERS’ EQUITY

Preferred stock, par value $0.001 per share
Authorized - 1,000,000 shares
Issued and outstanding - 0 shares	$-	$-
Common stock, par value $0.001 per share
Authorized - 50,000,000 shares
Issued and outstanding - 4,374,685	4,374	4,114
Additional paid-in capital	429,578	363,467
Deferred consulting fees	-	(54,167)
Deficit accumulated during the development stage	(355,795)	(193,167)

TOTAL STOCKHOLDERS’ EQUITY	78,157	120,247

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$82,464	$126,939

The accompanying notes are an integral part of the financial statements

Longfoot Communications Corp.

Condensed Consolidated Statements of Operations
For the Three and Six Months Ended March 31, 2007 and 2006
And from Inception, July 21, 2004, to March 31, 2007

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006	Six Months Ended March 31, 2007	Six Months Ended March 31, 2006	From July 21, 2004 (Date of Inception) to March 31, 2007

DEVELOPMENT STAGE EXPENSES

Operating expenses	$7,163	$-	$11,468	$-	$17,705
General and administrative	34,700	34,670	82,741	56,985	225,000
Consulting fees, non-cash compensation	27,094	-	54,167	-	81,250
Impairment of asset, construction rights	-	-	-	-	15,000
Beneficial conversion cost	14,943	-	14,943	-	14,943
Interest expense	28	147	28	308	2,336

TOTAL DEVELOPMENT STAGE EXPENSES	83,928	34,817	163,347	57,293	356,234

INTEREST INCOME	358	-	719	-	1,239

(LOSS) BEFORE INCOME TAXES	(83,570)	(34,817)	(162,628)	(57,293)	(354,995)

Income tax expense	-	-	-	800	800

NET (LOSS)	$(83,570)	$(34,817)	$(162,628)	$(58,093)	$(355,795)

NET (LOSS) PER COMMON SHARE

Basic and diluted	$(0.02)	$(0.01)	$(0.04)	$(0.02)	$(0.17)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING

Basic and diluted	4,270,731	3,007,211	4,191,909	2,987,632	2,111,338

The accompanying notes are an integral part of the financial statements

Longfoot Communications Corp.

Condensed Consolidated Statement of Stockholders’ Equity
From Inception, July 21, 2004, to March 31, 2007

Common Stock		Additional Paid-in	Deficit Accumulated During the	Deferred Consulting	Total Stockholders’
Shares	Amount	Capital	Development Stage	Fees	Equity
Issuance of common stock for
Cash, net of expenses	100,000	$100	$-	$-	$-	$100

Expenses contributed by stockholders	-	-	2,200	-	-	2,200

Net (loss) for the period ended
September 30, 2004	-	-	-	(2,379)	-	(2,379)

Balance, September 30, 2004	100,000	100	2,200	(2,379)	-	(79)

Issuance of common stock for
Cash, net of expenses	2,900,000	2,900	104,508	-	-	107,408

Expenses contributed by stockholders	-	-	6,700	-	-	6,700

Net (loss) for the year ended
September 30, 2005	-	-	-	(15,113)	-	(15,113)

Balance, September 30, 2005	3,000,000	3,000	113,408	(17,492)	-	98,916

Issuance of common stock for
Cash, net of expenses	789,800	789	166,694	-	-	167,483

Issuance of common stock for
Deferred consulting fees	325,000	325	80,925	-	(81,250)	-

Amortization of deferred consulting
fees	-	-	-	-	27,083	27,083

The accompanying notes are an integral part of the financial statements

Longfoot Communications Corp.

Condensed Consolidated Statement of Stockholders’ Equity
From Inception, July 21, 2004, to March 31, 2007
(continued)

Common Stock		Additional Paid-in	Deficit Accumulated During the	Deferred Consulting	Total Stockholders’
Shares	Amount	Capital	Development Stage	Fees	Equity
Expenses contributed by stockholders	-	-	2,440	-	-	2,440

Net (loss) for the year ended
September 30, 2006	-	-	-	(175,675)		(175,675)

Balance, September 30, 2006	4,114,800	4,114	363,467	(193,167)	(54,167)	120,247

Issuance of common stock for
debt	259,885	260	64,711	-	-	64,971

Amortization of deferred consulting
fees	-	-	-	-	54,167	54,167

Expenses contributed by stockholders	-	-	1,400	-	-	1,400

Net (loss) for the six months
Ended March 31, 2007	-	-	-	(162,628)	-	(162,628)

Balance, March 31, 2007	4,374,685	$4,374	$429,578	$(355,795)	$-	$78,157

The accompanying notes are an integral part of the financial statements

Longfoot Communications Corp.

Condensed Consolidated Statements of Cash Flows
For the Six Months Ended March 31, 2007 and 2006
And from Inception, July 21, 2004, to March 31, 2007

	Six Months Ended March 31, 2007	Six Months Ended March 31, 2006	From July 21, 2004 (Date of Inception) to March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(162,628)	$(58,093)	$(355,795)
Adjustments to reconcile net (loss) to net cash
(used) by operating activities:
Expenses contributed by stockholders	1,400	-	12,740
Consulting fees, non-cash compensation	54,167	-	81,250
Beneficial conversion cost	14,943	-	14,943
Issuance of common stock for interest expense	28	-	28
Depreciation expense	3,718	-	5,528
Impairment of asset, construction rights	-	-	15,000
Changes in operating assets and liabilities:
Prepaid expenses	3,750	-	(1,375)
Accrued liabilities	(2,385)	393	4,307
NET CASH (USED) BY OPERATING ACTIVITIES	(87,007)	(57,700)	(223,374)
CASH FLOWS FROM INVESTING ACTIVITIES:
Refund of license deposit	-	-	-
Purchase of equipment	(1,036)	-	(37,175)
Acquisition of construction rights	-	(35,000)	(35,000)
NET CASH (USED) PROVIDED BY INVESTING ACTIVITES	(1,036)	(35,000)	(72,175)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred registration costs	-	(25,713)	-
Note receivable - related party	(199)	-	(18,241)
Proceeds from note payable - related party	50,000	-	86,100
Repayment of note payable - related party	-	(8,164)	(36,100)
Proceeds from sale of common stock, net of expenses	-	114,565	274,991
NET CASH PROVIDED BY FINANCING ACTIVITES	49,801	80,688	306,750

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(38,242)	(12,012)	11,201
CASH AND CASH EQUIVALENTS
AT THE BEGINNING OF THE PERIOD	49,443	107,602	-
CASH AND CASH EQUIVALENTS
AT THE END OF THE PERIOD	$11,201	$95,590	$11,201

The accompanying notes are an integral part of the financial statements

Longfoot Communications Corp.

Condensed Consolidated Statements of Cash Flows
For the Six Months Ended March 31, 2007 and 2006
And from Inception, July 21, 2004, to March 31, 2007
(continued)

	Six Months Ended March 31, 2007	Six Months Ended March 31, 2006	From July 21, 2004 (Date of Inception) to March 31, 2007

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION

Interest paid	$-	$147	$2,308
Taxes paid	$-	$-	$800

SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:

Expenses contributed by stockholders	$1,400	$640	$12,740

Issuance of 325,000 shares of common stock for consulting agreement	$-	$-	$81,250

Issuance of 259,885 shares of common stock for conversion of debt	$64,971	$-	$64,971

The accompanying notes are an integral part of the financial statements

LONGFOOT COMMUNICATIONS CORP.
A DEVELOPMENT STAGE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	ORGANIZATION AND BASIS OF PRESENTATION

Nature of Business and History

Longfoot Communications Corp, (the “Company”), was organized July 21, 2004 in Delaware as a media company primarily focused on obtaining, developing and operating radio and low power television stations. From inception through March 31, 2007 the Company has commenced the development of one station. The Company owns one subsidiary, Village Broadcasting Corp., (hereinafter referred to as “VBC”).

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the accounts of Longfoot Communications Corp. and its wholly-owned subsidiary VBC. All material inter-company accounts and transactions have been eliminated.

As of March 31, 2007, the Company was in the development stage of operations. According to the Financial Accounting Standards Board of the Financial Accounting Foundation, a development stage Company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principal activities have not commenced, or have commenced and have not yet produced significant revenue.

The statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements pursuant to Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 2007 are not necessarily indicative of operating results that may be expected for the year ending September 30, 2007. For further information refer to the financial statements and footnotes included in Form 10-KSB for the year ended September 30, 2006.

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

The Company received a note from a principal shareholder for $17,522 covering the costs in excess of 15% of the gross proceeds from the Company’s offering; the note bears interest at 8% a year. Interest was paid in October 2006 and is payable in April 2007 with the principal amount due in April 2007. At March 31, 2007, the balance of the note, including interest was $18,241.

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

NOTE 4	STOCKHOLDERS’ EQUITY

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

In July 2006, the Company issued 325,000 shares of its common stock in payment of a consulting agreement. The stock was valued at $0.25 per share for a total value of $81,250. The value is being amortized over life of the agreement, nine months, and was fully amortized as of March 31, 2007.

In February 2007, the Company issued 259,885 shares of its common stock for conversion of debt. The stock was valued at $0.25 per share for a total value of $64,971.

NOTE 5	RELATED PARTY TRANSACATIONS

Irrevocable Funding Agreement

In December 2006, the Company entered into an Irrevocable Funding Agreement, (the “Agreement”), with a principal stockholder to fund its cash flow requirements through December 2007. The agreement allows the Company to borrow up to $150,000 for working capital or capital requirements as needed at any time during the period. The stockholder may convert any portion of the funds loaned into restricted common stock at a conversion price of $0.1925 per share. Any balance not converted is payable December 31, 2007 with interest at 5% per annum.

During January 2007, the Company borrowed $50,000 under the Agreement. The debt and accrued interest could be converted into shares with a fair value of $0.25 per share for a total of $64,971. Accordingly, the Company recognized an additional $14,943 as a beneficial conversion cost.

During February 2007, the debt and accrued interest ($50,028) were converted into 259,885 shares of common stock.

Consulting and Administrative Services

Through March 31, 2007, the Company's President provided consulting and administrative services to the Company at no cost. The fair value of the services was based on the estimated hours incurred at $40 per hour and has been recorded as a charge to expense and a credit to Additional Paid-in Capital. The total contributed during the periods ended March 31, 2007 and 2006 amounted to $1,400 and $640, respectively.

Office Lease

The Company is leasing its primary office space on a month-to-month basis (cancelable upon a 30 day written notice) from a company controlled by principal stockholders. The monthly rent is $500, based upon the estimated allocation of the space used. Rent expense amounted to $3,150 and $2,500 for the six months ended March 31, 2007 and 2006, respectively

NOTE 6	LEASES

The Company is leasing a tower on which its television broadcasting system is being constructed. The lease is for three years through May 2008 and provided for monthly rent of $500 during the first year ($6,000), $550 a month during the second year ($6,600) and $600 a month for the third year ($7,200). The Company prepaid $3,000 upon execution of the lease. Total rent expense was $3,325 and $-0-, for the six months ended March 31, 2007 and 2006, respectively.

NOTE 7	SUBSEQUENT EVENTS

During April 2007, upon approval by the Board of Directors, the Company engaged a principal shareholder, Mr. Sim Farar, as a consultant for a term of one year at the rate of $3,000 per month.

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

Plan of Operation for the Next Twelve Months

In October 2005, we acquired construction permits to develop three new LPTV stations to be located in Gladstone, Michigan; Winslow, Arizona and Big Sky, Montana. These construction permits were formally approved for transfer by the FCC on January 18, 2006 and are held by our subsidiary, VBC. We anticipate construction costs for each of these stations to range up to $100,000 per station. We expect to use funds raised from our agreement with a principal shareholder, the sale of common stock, construction financing and financed equipment purchases to reduce the amount of cash funding required. We completed the construction of the Winslow, Arizona LPTV station in July 2006 at a cost of approximately $37,000, including equipment. During calendar year 2007 we will determine whether to construct an LPTV station in Big Sky, Montana. We have determined not to proceed with construction of a LPTV station in Gladstone, Michigan. We have not generated any operating revenues to date and expect future borrowings and/or financings will be necessary to meet our anticipated working capital needs over the next twelve months.

Our plan of business includes the following steps.

1.    During the next 12 months, construct, develop and commence operating an LPTV station in Big Sky, Montana for which we hold a construction permit issued by the FCC. One station, in Winslow, Arizona was completed in July 2006 and we have received a license to operate the station. The station is owned by and operated by our subsidiary VBC.

2.    We are continuing negotiations to have our station in Winslow carried by the local cable company. The success of the negotiations is critical to the financial success of the station.

3.    Due to certain conditions recently determined we have delayed construction and development of a station in Big Sky. We expect that within the next quarter we will make a decision whether or not we will go forward and construct a station.

4.    Continue to seek out and acquire construction permits to develop and operate LPTV, AM/FM radio stations licenses which we determine to have strategic growth potential.

5.    Continue to seek out the possible acquisition and operation of existing LPTV stations and AM/FM radio stations which we determine to have significant growth potential.

6.    During the next six months, hire a person with station operational experience to plan and conduct our broadcast business.

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

Results of Operation

Operating Results for the Three Months Ended March 31, 2007 and 2006

During the three months ended March 31, 2007 and 2006 we had no revenues from operations. Operating expenses for the station completed in fiscal 2006 amounted to $7,163 for the three months ended March 31, 2007. General and administrative expenses amounted to $34,700 for the three months ended March 31, 2007 as compared to $34,670 for the three months ended March 31, 2006. During the three months ended March 31, 2007, these expenses relate primarily to legal and accounting fees relating to establishing the LPTV stations and the preparation of our quarterly financial statements. During the three months ended March 31, 2006, general and administrative expenses related primarily to start-up expenses of our business. During the three months ended March 31, 2007, we amortized $27,094, of consulting fees resulting from the payment of shares of the Company’s common stock in exchange for consulting services. Also during the three months ended March 31, 2007, we recorded a beneficial conversion cost in the amount of $14,943 relating to a debt conversion.

We incurred a net loss of $83,570 for the three months ended March 31, 2007 compared to a net loss of $34,817 for the three months ended March 31, 2006. The increase in the net loss is the result of the occurrence of operating expenses, increased general and administrative expenses and the amortization of consulting fees during the three months ended March 31, 2007. The net loss during the three months ended March 31, 2006 reflects the initial start-up costs of our operations.

Operating Results for the Six Months Ended March 31, 2007 and 2006

During the six months ended March 31, 2007 and 2006 we had no revenues from operations. Operating expenses for the station completed in fiscal 2006 amounted to $11,468 for the six months ended March 31, 2007. General and administrative expenses amounted to $82,741 for the six months ended March 31, 2007 as compared to $56,985 for the six months ended March 31, 2006. During the six months ended March 31, 2007, these expenses relate primarily to legal and accounting fees relating to establishing the LPTV stations and the preparation of our quarterly financial statements. During the six months ended March 31, 2006, general and administrative expenses related primarily to start-up expenses of our business. During the six months ended March 31, 2007, we amortized $54,167, of consulting fees resulting from the payment of shares of the Company’s common stock in exchange for consulting services. Also during the six months ended March 31, 2007, we recorded a beneficial conversion cost in the amount of $14,943 relating to a debt conversion.

We incurred a net loss of $162,628 for the six months ended March 31, 2007 compared to a net loss of $58,093 for the six months ended March 31, 2006. The increase in the net loss is the result of the occurrence of operating expenses, increased general and administrative expenses and the amortization of consulting fees during the six months ended March 31, 2007. The net loss during the six months ended March 31, 2006 reflects the initial start-up costs of our operations. We expect operating losses to continue until we are able to develop and commence operating our LPTV stations or until we acquire an operating LPTV or radio station.

Equity and Capital Resources

We have incurred losses since inception of our business (July 21, 2004) and, as of March 31, 2007, we had an accumulated deficit of $355,795. As of March 31, 2007 we had cash of $11,201 and working capital of $26,510.

To date, we have funded our operations through a combination of borrowings from a stockholder and the issuance of common stock. We completed the purchase of three permits to construct LPTV stations in Winslow, AZ, Gladstone, MI, and Big Sky, MT in January 2006 for a total purchase price of $35,000. Since inception, we have expended approximately $37,000 for construction and equipment for the LPTV station in Winslow, AZ.

In April 2006, we completed a public offering of our common stock selling a total of 789,800 shares for gross proceeds of approximately $197,000. After deducting offering expenses paid by Longfoot, we realized net proceeds of approximately $167,000 which has and will continue to be used to fund ongoing operations.

In December 2006, we entered into an irrevocable funding agreement with a principal stockholder to fund our cash flow requirements through December 2007. The agreement allows us to borrow up to $150,000 for working capital or capital requirements as needed at any time during the period. The stockholder may convert any portion of the funds loaned into restricted common stock at a conversion price of $0.1925 per share. Any balance not converted is payable December 31, 2007 with interest at 5% per annum. During January 2007, we borrowed $50,000 under the Agreement. During February 2007, the debt and accrued interest ($50,028) were converted into 259,885 shares of common stock. The shares issuable had a fair value of $0.25 per share for a total of $64,971. Accordingly, we recognized the additional $14,943 as a loss on conversion of debt.

As of March 31, 2007 we had not yet generated revenues from the operation of our initial LPTV station in Winslow, AZ, but we anticipate generating revenues and positive cash flow during fiscal year 2007. Therefore, we anticipate obtaining capital to fund our immediate ongoing operations and business growth through a combination from the irrevocable funding agreement, revenues from operations and additional debt and equity financing. We anticipate that in the next twelve months, we will need approximately $100,000 to construct the Big Sky LPTV station for which we currently have a construction permit and to search, evaluate and acquire additional AM/FM radio station licenses or existing radio stations as they may become available for acquisition. As a result, although we expect to have sufficient funds to meet our capital requirements for the next twelve months we will need to secure additional outside financing for additional construction, acquisition and station operating requirements to fund our long term business plan.

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

Off-Balance Sheet Arrangements

Since our inception through March 31, 2007, we have not engaged in any off-balance sheet arrangements as defined in Item 303(c) of the SEC’s Regulation S-B.

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

We may require additional funds to finance the development of our existing construction permitted LPTV station or to acquire other existing LPTV and radio stations. We may need to raise such financing through public or private equity financings or incur debt. There is no assurance that the additional financing will be available or if available, on terms deemed acceptable to us.

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

On February 5, 2007 Longfoot issued 259,885 shares of its common stock to one investor for conversion of debt of $50,028 owed to the investor. The issuance of common stock was made without any public solicitation. The investor represented to us that the securities were being acquired for investment purposes only and not with an intention to resell or distribute such securities. The investor had access to information about our business and financial condition and was deemed capable of protecting his own interests. The stock was issued pursuant to the private placement exemption provided by Section 4(2) of the Securities Act of 1933. The shares issued are deemed to be “restricted securities” as defined in Rule 144 under the Securities Act and the stock certificates bear as legend limiting the resale thereof.

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

LONGFOOT COMMUNICATIONS CORP.

Dated: May 8, 2007 /s/ Arthur Lyons Arthur Lyons Chief Executive Officer Dated: May 8, 2007 /s/ Jack Brehm Jack Brehm Chief Financial Officer (Principal Accounting Officer)