Form 10QSB
period 2007-06-30
Longfoot Communications Corp.
filed 2007-08-06
CIK 1345721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

 Washington, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007.

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE
TRANSITION PERIOD FROM

_______________ to _______________

Commission File Number 333-130110

LONGFOOT COMMUNICATIONS CORP.
 (Exact name of small business issuer as specified in its charter)

DELAWARE	76-0763470
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9229 Sunset Blvd., Suite 810 West Hollywood, California	90069
(Address of Principal Executive Offices)	(Zip Code)

Issuer's telephone number: (310) 385-9631

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes    X         No____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes____     No    X

The number of shares of the issuer's common stock outstanding as of June 30, 2007 was 4,374,685.

Transitional Small Business Disclosure Format (Check One): Yes____     No    X

INDEX TO QUARTERLY REPORT
ON FORM 10-QSB

Index
PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

(Financial Statements Commence on Following Page)

Index

	June 30, 2007 (Unaudited)	September 30, 2006

ASSETS

CURRENT ASSETS

Cash	$21,068	$49,443
Note receivable – related party	-	18,042
Prepaid expenses	608	5,125

TOTAL CURRENT ASSETS	21,676	72,610

EQUIPMENT, net of accumulated depreciation	29,788	34,329

OTHER ASSETS

Construction rights	10,000	20,000

TOTAL ASSETS	$61,464	$126,939

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Accrued liabilities	$3,048	$6,692
Convertible note payable, related party, net of debt discount	17,981	-

TOTAL LIABILITIES	$21,029	$6,692

STOCKHOLDERS’ EQUITY

Preferred stock, par value $0.001 per share
Authorized – 1,000,000 shares
Issued and outstanding – 0 shares	$-	$-
Common stock, par value $0.001 per share
Authorized – 50,000,000 shares
Issued and outstanding – 4,374,685	4,374	4,114
Additional paid-in capital	437,457	363,467
Deferred consulting fees	-	(54,167)
Deficit accumulated during the development stage	(401,396)	(193,167)

TOTAL STOCKHOLDERS’ EQUITY	40,435	120,247

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$61,464	$126,939

Index

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Nine Months Ended June 30, 2007	Nine Months Ended June 30, 2006	From July 21, 2004 (Date of Inception) to June 30, 2007

DEVELOPMENT STAGE EXPENSES

Operating expenses	$4,164	$-	$15,632	$-	$21,869
General and administrative	30,279	35,577	113,020	92,530	255,279
Consulting fees, non-cash compensation	-	-	54,167	-	81,250
Impairment of asset, construction rights	10,000	-	10,000	-	25,000
Beneficial conversion cost	422	-	15,365	-	15,365
Interest expense	38	-	66	308	2,374

TOTAL DEVELOPMENT STAGE EXPENSES	44,903	35,577	208,250	92,838	401,137

INTEREST INCOME	102	170	821	138	1,341

(LOSS) BEFORE INCOME TAXES	(44,801)	(35,407)	(207,429)	(92,700)	(399,796)

Income tax expense	800	-	800	800	1,600

NET (LOSS)	$(45,601)	$(35,407)	$(208,229)	$(93,500)	$(401,396)

NET (LOSS) PER COMMON SHARE

Basic and diluted	$(0.01)	$(0.01)	$(0.05)	$(0.03)	$(0.17)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING

Basic and diluted	4,374,685	3,762,842	4,252,834	3,255,361	2,300,564

Index

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Deferred Consulting Fees	Total Stockholders’ Equity

Issuance of common stock for
Cash, net of expenses	100,000	100	$-	$-	$-	$100

Expenses contributed by stockholders	-	-	2,200	-	-	2,200

Net (loss) for the period ended
September 30, 2004	-	-	-	(2,379)	-	(2,379)

Balance, September 30, 2004	100,000	100	2,200	(2,379)	-	(79)

Issuance of common stock for
Cash, net of expenses	2,900,000	2,900	104,508	-	-	107,408

Expenses contributed by stockholders	-	-	6,700	-	-	6,700

Net (loss) for the year ended
September 30, 2005	-	-	-	(15,113)	-	(15,113)

Balance, September 30, 2005	3,000,000	3,000	113,408	(17,492)	-	98,916

Issuance of common stock for
Cash, net of expenses	789,800	789	166,694	-	-	167,483

Issuance of common stock for
Deferred consulting fees	325,000	325	80,925	-	(81,250)	-

Amortization of deferred consulting
fees	-	-	-	-	27,083	27,083

Index

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Deferred Consulting Fees	Total Stockholders’ Equity

Expenses contributed by stockholders	-	-	2,440	-	-	2,440

Net (loss) for the year ended
September 30, 2006	-	-	-	(175,675)		(175,675)

Balance, September 30, 2006	4,114,800	4,114	363,467	(193,167)	(54,167)	120,247

Issuance of common stock for
debt	259,885	260	49,768	-	-	50,028

Beneficial conversion cost	-	-	22,422	-	-	22,422

Amortization of deferred consulting
fees	-	-	-	-	54,167	54,167

Expenses contributed by stockholders	-	-	1,800	-	-	1,800

Net (loss) for the nine months
Ended June 30, 2007	-	-	-	(208,229)	-	(208,229)

Balance, June 30, 2007	4,374,685	$4,374	$437,457	$(401,396)	$-	$40,435

Index

	Nine Months Ended June 30, 2007	Nine Months Ended June 30, 2006	From July 21, 2004 (Date of Inception) to June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(208,229)	$(93,500)	$(401,396)
Adjustments to reconcile net (loss) to net cash
(used) by operating activities:
Expenses contributed by stockholders	1,800	400	13,140
Consulting fees, non-cash compensation	54,167	-	81,250
Beneficial conversion cost	15,365	-	15,365
Issuance of common stock for interest expense	28	-	28
Depreciation expense	5,577	-	7,387
Impairment of asset, construction rights	10,000	-	25,000
Changes in operating assets and liabilities:
Prepaid expenses	4,517	(7,490)	(608)
Accrued liabilities	(3,606)	14,227	3,086
NET CASH (USED) BY OPERATING ACTIVITIES	(120,381)	(86,363)	(256,748)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(1,036)	(17,583)	(37,175)
Acquisition of construction rights	-	(35,000)	(35,000)
NET CASH (USED) PROVIDED BY INVESTING ACTIVITES	(1,036)	(52,583)	(72,175)
CASH FLOWS FROM FINANCING ACTIVITIES:
Note receivable – related party	18,042	(17,692)	-
Proceeds from note payable – related party	75,000	-	111,100
Repayment of note payable – related party	-	(8,164)	(36,100)
Proceeds from sale of common stock, net of expenses	-	170,073	274,991
NET CASH PROVIDED BY FINANCING ACTIVITES	93,042	144,217	349,991

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(28,375)	5,271	21,068
CASH AND CASH EQUIVALENTS
AT THE BEGINNING OF THE PERIOD	49,443	107,602	-
CASH AND CASH EQUIVALENTS
AT THE END OF THE PERIOD	$21,068	$112,873	$21,068

Index

	Nine Months Ended June 30, 2007	Nine Months Ended June 30, 2006	From July 21, 2004 (Date of Inception) to June 30, 2007

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION

Interest paid	$-	$308	$2,308
Taxes paid	$800	$-	$1,600

SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:

Expenses contributed by stockholders	$1,800	$400	$13,140

Issuance of 325,000 shares of common stock for consulting agreement	$-	$-	$81,250

Issuance of 259,885 shares of common stock for conversion of debt	$64,971	$-	$64,971

Index
LONGFOOT COMMUNICATIONS CORP.
A DEVELOPMENT STAGE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	ORGANIZATION AND BASIS OF PRESENTATION

Nature of Business and History

Longfoot Communications Corp, (the “Company”), was organized July 21, 2004 in Delaware as a media company primarily focused on obtaining, developing and operating radio and low power television stations. From inception through June 30, 2007 the Company has worked towards the development of one station. The Company owns one subsidiary, Village Broadcasting Corp., (hereinafter referred to as “VBC”).

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the accounts of Longfoot Communications Corp. and its wholly-owned subsidiary VBC.  All material inter-company accounts and transactions have been eliminated.

As of June 30, 2007, the Company was in the development stage of operations.  According to the Financial Accounting Standards Board Statement No. 7, “Accounting and Reporting by Development Stage Enterprises” of the Financial Accounting Foundation, a development stage Company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principal activities have not commenced, or have commenced and have not yet produced significant revenue.

The statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements pursuant to Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 2007 are not necessarily indicative of operating results that may be expected for the year ending September 30, 2007. For further information refer to the financial statements and footnotes included in Form 10-KSB for the year ended September 30, 2006.

Accounting principles generally accepted in the United States requires management to make estimates and assumptions that effect the accounting for and recognition of assets, liabilities, stockholders' equity, revenue and expenses. Estimates and assumptions are made because certain information is dependent on future events. Actual results could differ from those estimates.

Index

NOTE 2	CONSTRUCTION RIGHTS

In October 2005 the Company entered into an escrow agreement for the acquisition of three construction permits for Low Power Television Stations and paid a deposit of $7,000. In January 2006 the Company received approval from the Federal Communications Commission and paid the balance of $28,000. The construction permits are held by VBC. During the year ended September 30, 2006, the Company completed construction of a station at one of the locations.

After reviewing the Company’s construction plan for a broadcasting station near Gladstone, MI, the Company’s management, consultants and engineers determined it was not a viable plan and has fully impaired the value, $15,000, of its construction rights as of September 30, 2006.

After reviewing the Company’s construction plan for a broadcasting station near Big Sky, MT, the Company’s management, consultants and engineers determined it was not a viable plan and has fully impaired the value, $10,000, of its construction rights as of June 30, 2007.

NOTE 3	STOCKHOLDERS’ EQUITY

In February 2007, the Company issued 259,885 shares of its common stock for conversion of debt.  The stock was valued at $0.25 per share for a total value of $64,971.

NOTE 4	RELATED PARTY TRANSACATIONS

Irrevocable Funding Agreement– Convertible Note Payable

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

During January 2007, the Company borrowed $50,000 under the Agreement.  The debt and accrued interest could be converted into shares with a fair value of $0.25 per share for a total of $64,971. During February 2007, the debt and accrued interest ($50,028) were converted into 259,885 shares of common stock.  Accordingly, the Company recognized the additional $14,943 as a beneficial conversion cost.

Index
During June 2007, the Company borrowed $25,000 under the Agreement.  The expiration date on the Convertible Note is December 31, 2007, at which time all Loaned Funds together with accrued but unpaid interest due and payable by the Company. At any time prior to the maturity date debt amount and accrued interest could be converted into estimated 130,100 shares of the Company’s common stock at $0.25 per share, in whole or in part.  The Company has valued the convertible note payable (imputing an interest rate of 5%) and the related beneficial conversion option to convert the principal balance in to shares using the relative Fair Value” approach.  Accordingly, the Company recognized a $7,479 debt discount on the $25,000 principal value of the convertible note payable and is amortizing the debt discount over the life of the note.

Consulting and Administrative Services

Through June 30, 2007, the Company's President provided consulting and administrative services to the Company at no cost. The fair value of the services was based on the estimated hours incurred at $40 per hour and has been recorded as a charge to expense and a credit to Additional Paid-in Capital. The total contributed during the periods ended June 30, 2007 and 2006 amounted to $1,800 and $400, respectively.

Consulting Agreement

During April 2007, upon approval by the Board of Directors, the Company engaged a principal shareholder, PP60, LLC, as a consultant for potential acquisitions of business properties, expansion of present operations and other business opportunities.  The agreement is for a term of one year at the rate of $3,000 per month.  Consulting expense under this agreement amounted to $9,000 and $-0- for the nine months ended June 30, 2007 and 2006, respectively.

Office Lease

The Company is leasing its primary office space on a month-to-month basis (cancelable upon a 30 day written notice) from a company controlled by principal stockholders. The monthly rent is $500, based upon the estimated allocation of the space used. Rent expense amounted to $4,500 and $4,550 for the nine months ended June 30, 2007 and 2006, respectively

NOTE 5	LEASES

The Company is leasing a tower on which its television broadcasting system is being constructed. The lease is for three years through May 2008 and provided for monthly rent of $500 during the first year ($6,000), $550 a month during the second year ($6,600) and $600 a month for the third year ($7,200). The Company prepaid $3,000 upon execution of the lease.  Total rent expense was $4,975 and $-0-, for the nine months ended June 30, 2007 and 2006, respectively.

NOTE 6	SUBSEQUENT EVENTS

During July 2007, the debt under the Irrevocable Funding Agreement including principal and accrued interest ($25,131) was converted into 130,533 shares of common stock.

Index

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

Index
Plan of Operation for the Next Twelve Months

In October 2005, we acquired construction permits to develop three new LPTV stations to be located in Gladstone, Michigan; Winslow, Arizona and Big Sky, Montana.  These construction permits were formally approved for transfer by the FCC on January 18, 2006 and are held by our subsidiary, VBC.  We used funds raised from our agreement with a principal shareholder, the sale of common stock, construction financing and financed equipment purchases to complete the construction of the Winslow, Arizona LPTV station in July 2006 at a cost of approximately $37,000, including equipment.  We have determined not to proceed with construction of a LPTV station in Gladstone, Michigan or Big Sky, Montana.  We have not generated any operating revenues to date and expect future borrowings and/or financings will be necessary to meet our anticipated working capital needs over the next twelve months.

Our plan of business includes the following steps.

1.           During the next 12 months, continue to develop our station, in Winslow, Arizona which was completed in July 2006 and we have received a license to operate the station. The station is owned by and operated by our subsidiary VBC.

2.           We are continuing negotiations to have our station in Winslow carried by the local cable company. The success of the negations is critical to the financial success of the station.

3.           Continue to seek out and acquire construction permits to develop and operate LPTV, AM/FM radio stations licenses which we determine to have strategic growth potential.

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

Index
Results of Operation

Operating Results for the Three Months Ended  June 30, 2007 and 2006

During the three months ended June 30, 2007 and 2006 we had no revenues from operations.  Operating expenses for the station completed in fiscal 2006 amounted to $4,164 for the three months ended June 30, 2007. General and administrative expenses amounted to $30,279 for the three months ended June 30, 2007 as compared to $35,577 for the three months ended June 30, 2006. During the three months ended June 30, 2007, these expenses relate primarily to legal and accounting fees relating to establishing the LPTV stations and the preparation of our quarterly financial statements.  During the three months ended June 30, 2006, general and administrative expenses related primarily to start-up expenses of our business.  During the three months ended June 30, 2007 we recorded an impairment of asset for the Big Sky, Montana location in the amount of $10,000. During the three months ended June 30, 2007, we recorded a beneficial conversion cost in the amount of $422 relating to convertible debt.

We incurred a net loss of $45,601 for the three months ended June 30, 2007 compared to a net loss of $35,407 for the three months ended June 30, 2006.  The increase in the net loss is the result of the occurrence of operating expenses, increased general and administrative expenses and the impairment of an asset during the three months ended June 30, 2007.  The net loss during the three months ended June 30, 2006 reflects the initial start-up costs of our operations.

Operating Results for the Nine Months Ended June 30, 2007 and 2006

During the nine months ended June 30, 2007 and 2006 we had no revenues from operations.  Operating expenses for the station completed in fiscal 2006 amounted to $15,632 for the nine months ended June 30, 2007 with no similar expense reported during the same period of fiscal 2006. General and administrative expenses amounted to $113,020 for the nine months ended June 30, 2007 as compared to $92,530 for the nine months ended June 30, 2006. During the nine months ended June 30, 2007, these expenses relate primarily to legal and accounting fees relating to establishing the LPTV stations and the preparation of our quarterly and annual financial statements.  During the nine months ended June 30, 2006, general and administrative expenses related primarily to start-up expenses of our business.  During the nine months ended June 30, 2007, we amortized $54,167, of consulting fees resulting from the payment of shares of the Company’s common stock in exchange for consulting services. During the three months ended June 30, 2007 we recorded an impairment of asset for the Big Sky, Montana location in the amount of $10,000.  Also during the nine months ended June 30, 2007, we recorded a beneficial conversion cost in the amount of $15,365 relating to convertible debt.

We incurred a net loss of $208,250 for the nine months ended June 30, 2007 compared to a net loss of $93,500 for the nine months ended June 30, 2006.  The increase in the net loss is the result of the occurrence of operating expenses, increased general and administrative expenses and the amortization of consulting fees during the nine months ended June 30, 2007.  The net loss during the nine months ended June 30, 2006 reflects the initial start-up costs of our operations.  We expect operating losses to continue until we are able to develop and commence operating our LPTV station or until we acquire an operating LPTV or radio station.

Index
Equity and Capital Resources

We have incurred losses since inception of our business (July 21, 2004) and, as of June 30, 2007, we had an accumulated deficit of $401,137.  As of June 30, 2007 we had cash of $21,068 and working capital of $18,628.

To date, we have funded our operations through a combination of borrowings from a shareholder and the issuance of common stock. We completed the purchase of three permits to construct LPTV stations in Winslow, AZ, Gladstone, MI, and Big Sky, MT in January 2006 for a total purchase price of $35,000.  Since inception, we have expended approximately $37,000 for construction and equipment of the LPTV station in Winslow, AZ and have recorded an impairment of $10,000 on the remaining permits.

In April 2006, we completed a public offering of our common stock selling a total of 789,800 shares for gross proceeds of approximately $197,000. After deducting offering expenses paid by Longfoot, we realized net proceeds of approximately $167,000 which has and will continue to be used to fund ongoing operations.

In December 2006, we entered into an irrevocable funding agreement with a principal stockholder to fund our cash flow requirements through December 2007. The agreement allows us to borrow up to $150,000 for working capital or capital requirements as needed at any time during the period. The stockholder may convert any portion of the funds loaned into restricted common stock at a conversion price of $0.1925 per share. Any balance not converted is payable December 31, 2007 with interest at 5% per annum. During January 2007, we borrowed $50,000 under the Agreement.  During February 2007, the debt and accrued interest ($50,028) were converted into 259,885 shares of common stock.  The shares issued had a fair value of $0.25 per share for a total of $64,971.  Accordingly, we recognized the additional $14,943 as a loss on conversion of debt. During June 2007, we borrowed $25,000 under the Agreement.  As of June 30, 2007, the debt and accrued interest ($25,038) were recorded as possible conversion into 130,068 shares of common stock.  The shares would be issued at a fair value of $0.25 per share for a total of $32,517.  Accordingly, we recognized a debt discount in the amount of $7,479 and are amortizing it over the life of the note.

During the quarter ended June 30, 2007 we received $18,342 from a related party in payment of principal and interest due on a Note Receivable.

As of June 30, 2007 we had not yet generated revenues from the operation of our initial LPTV station in Winslow, AZ, but we anticipate generating revenues and positive cash flow during fiscal year 2007. Until such time as revenues commence, we anticipate obtaining capital to fund our ongoing operations and business growth through a combination from the irrevocable funding agreement and additional debt and equity financing.  We anticipate that for the remainder of the fiscal year we will need approximately $100,000 to search, evaluate and acquire additional AM/FM radio station licenses or existing radio stations as they may become available for acquisition.  As a result, we will need to secure additional outside financing to meet our immediate operating expenses and for additional construction, acquisition and station operating requirements to fund our long term business plan.

Index
We expect to continue incurring operational expenses and development costs relating to our first LPTV station for the foreseeable future.  However, we do not expect to start generating revenues from the operation of our initial LPTV station for another three to six months.  Consequently, we are dependent on the proceeds from current and future debt or equity investments to fully fund our current operations and implement our long term business plan.  If we are unable to raise sufficient capital if and when needed, we may be required to delay or forego some portion of our business plan, which would have a material adverse affect on our anticipated results from operations and financial condition.  There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements or expectations of revenues will prove to be accurate.  Even if we are able to secure additional outside financing, it may not be available in the amounts or the times when we require.  Furthermore, such financing would likely take the form of advances under the funding agreement, private placement of debt or equity securities or some combination of these.  The issuance of additional equity securities would dilute the stock ownership of current investors while incurring advances, leases or debt would increase our cash flow commitments and possible loss of valuable assets if such obligations were not repaid in accordance with their terms.

Off-Balance Sheet Arrangements

Since our inception through June 30, 2007, we have not engaged in any off-balance sheet arrangements as defined in Item 303(c) of the SEC’s Regulation S-B.

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

We may require additional funds to finance the development of future LPTV stations or to acquire other existing LPTV and radio stations. We may need to raise such financing through public or private equity financings or incur debt. There is no assurance that the additional financing will be available or if available, on terms deemed acceptable to us.

We will face considerable risks in each step of our business plan such as our ability to identify and acquire favorable LPTV or radio stations and the ability to successfully construct, finance and operate new LPTV or radio stations including the ability to secure cable and/or satellite channels access.

We will be subject to considerable regulation by the Federal Communications Commission (“FCC”).  We must apply for permits to construct and operate each LPTV and/or radio station.  There is no assurance that such permits will be granted or granted with unfavorable conditions.  Also it is possible that a license to operate an LPTV or radio station once granted may be revoked or not renewed by the FCC.

Other anticipated challenges include finding and hiring highly qualified employees, developing successful programming or obtaining existing programs from outside sources for each station being developed, meeting significant competition for listening and viewing audiences and achieving positive cash flow from operating our LPTV and radio stations.

Index

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

Changes in Internal Control Over Financial Reporting.

We have hired an additional per diem accountant to assist our CFO in processing the information and allowing the final review of this information to be performed by the CFO. There were no other changes in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II
OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Subsequent to the end of the fiscal quarter, on July 20, 2007 Longfoot issued 130,533 shares of its common stock to one investor for conversion of debt of $25,131 owed to the investor. The issuance of common stock was made without any public solicitation. The investor represented to us that the securities were being acquired for investment purposes only and not with an intention to resell or distribute such securities. The investor had access to information about our business and financial condition and was deemed capable of protecting his own interests. The stock was issued pursuant to the private placement exemption provided by Section 4(2) of the Securities Act of 1933. The shares issued are deemed to be “restricted securities” as defined in Rule 144 under the Securities Act and the stock certificates bear as legend limiting the resale thereof.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Longfoot held its Annual Meeting of Stockholders on February 15, 2007. Longfoot did not solicit proxies in conjunction with this meeting. At the Annual Meeting of Stockholders, 3,789,800 shares of common stock were entitled to vote at such meeting, of which there were present in person or by proxy 3,208,000 shares of common stock representing a quorum. At the Annual Meeting, those stockholders owning a majority of our common stock elected the following nominees to our Board of Directors: Arthur Lyons, Jack Brehm and Aaron Grunfeld. All of the Directors nominated were duly elected by a vote of 3,208,000 shares voting for the nominees, no shares voting against the nominees and no shares abstaining.

The Longfoot stockholders owning a majority of our common stock also ratified the selection of Farber Hass Hurley & McEwen LLP as Longfoot’s independent public accountants for the fiscal year 2007. The vote was 3,208,000 shares voting for ratification and no shares voting against ratification or abstaining.

ITEM 6.	EXHIBITS

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification by CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Index
SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONGFOOT COMMUNICATIONS CORP.

Dated: August 2, 2007	/s/ Arthur Lyons
Arthur Lyons
Chief Executive Officer

Dated: August 2, 2007	/s/ Jack Brehm
Jack Brehm
Chief Financial Officer
(Principal Accounting Officer)