Form 10KSB
period 2007-09-30
Longfoot Communications Corp.
filed 2007-11-26
CIK 1345721

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended	Commission File Number
September 30, 2007	333-130110

LONGFOOT COMMUNICATIONS CORP.

Delaware	76-0763470
(State of Incorporation)	(I.R.S. Employer Identification)

Principal Executive Offices:
914 Westwood Blvd. #809
Los Angeles, CA 90024
Issuer’s telephone number:  (310) 385-9631

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes	X	No

The Registrant had no operating revenues for its most recent fiscal year.

As of November 9, 2007, the aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and ask prices on such date was approximately $2,040,300 based upon the average price of $2.25/share.

As of November 9, 2007, the Registrant had outstanding 4,894,703 shares of common stock

Transitional Small Business Disclosure Format:    Yes [    ]    No   [ X ]

Documents Incorporated by Reference

Certain exhibits required by Item 13 have been incorporated by reference to the Registrant’s previously filed Forms 8-K, Forms 10-QSB’s and Forms 10-KSB.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

General

Longfoot Communications Corp. was incorporated in the state of Delaware on July 21, 2004 and is referred to as “we,” “us,” “our” or “Longfoot.”  On July 21, 2004 we issued 100,000 shares of our common stock to our initial founder, Arthur Lyons, for $100 and commenced operation of the Company’s business.  Mr. Lyons established the initial concept for our business and operated the business as our sole officer and director until September 30, 2005, at which time Jack Brehm was appointed the chief financial officer, Justin Farar was appointed vice president of operations and Aaron Grunfeld and Jack Brehm were appointed by Mr. Lyons to our board of directors.  We have one subsidiary, Village Broadcasting Corp., which was incorporated in the state of Delaware on October 27, 2005 and until November 2007, operated the LPTV station in Winslow, Arizona.

Recent Sale Transaction

On October 22, 2007 we entered into a Stock Purchase Agreement which among other provisions, required that we divest our LPTV station and all operating business.  As a result, the Company’s Board of Directors approved the sale of the Winslow, Arizona LPTV station and on November 12, 2007 the Company entered into an Asset Purchase Agreement to sell the Winslow, Arizona LPTV station equipment to an unaffiliated third party.  The station equipment was sold for $11,500, an amount which exceeded an appraisal we received in mid October 2007. The station’s operations were discontinued effective November 13, 2007. Upon the sale of the station equipment and the termination of the Winslow, Arizona LPTV station broadcasting, Longfoot will have no remaining operating business. As a consequence, Longfoot will be deemed to be a “shell company” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). See “OTHER INFORMATION” below regarding the Stock Purchase Agreement. In light of the above transactions, the business discussion presented below should be read in the context of Longfoot’s business activities during its last fiscal year ended September 30, 2007 and not as indicative of Longfoot’s future business activities, which will be different from Longfoot’s business activities prior to the Stock Purchase Agreement.

Industry Overview

LPTV Station Industry Overview

The Federal Communications Commission (“FCC”) created the low powered television service in 1982 to provide fuller service to rural communities, special interest groups, ethnic, educational, and other specialized audiences.

These communities may have been in rural areas or may have been individual communities within larger urban areas.  LPTV service presents a less expensive and more flexible means of delivering programming tailored to the interest of viewers in smaller localized areas than traditional full service/power TV stations.  As of March 31, 2006, there were approximately 2,157 LPTV stations in the United States authorized to broadcast programming.  There is no limit on the number of LPTV stations that may be owned by any one entity and LPTV licensees include major television networks, such as NBC, CBS and ABC and other national television networks including Univision, WB and PAX as well as smaller entities operating a single LPTV station.

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

Business of Longfoot During Fiscal Year 2007

During the fiscal year ended September 30, 2007, our principal business was the construction, development, management and operation of Low Power Television (“LPTV”) stations and AM/FM radio stations in the United States.  Our business plan included bidding for and purchasing various available licenses and construction permits in which we would construct, equip and launch new LPTV and radio stations.  Construction permits are exclusive permits issued by the FCC allowing the permittee to construct broadcast television or radio stations in designated areas utilizing assigned broadcast channels or frequencies.  We owned and operated one LPTV station and no radio stations.

Company operations in 2004

In November of 2004, we bid on several FM radio station licenses that were offered by the FCC in an FM radio station auction.  Those licenses included three separate Class A FM radio licenses in Mojave Valley, Arizona; Salome, Arizona; and Yarnell, Arizona.  However, we were not successful in purchasing any of the three licenses being auctioned.

In December 2004, we entered into a contract to purchase an LPTV construction permit located in Mammoth Lakes, California from a private individual.  We invested time, effort, and monies to find a location for the broadcast antennae and to secure a cable channel on the local cable network in Mammoth Lakes.

Due to the lack of an adequate antennae location in the Mammoth Lakes area and the difficulties in obtaining a cable channel for the LPTV station, we exercised our option to terminate the contract with no further obligations to us.

Company operations in 2005

During 2005, we were in the process of identifying and evaluating potential LPTV and/or radio station acquisitions throughout the United States from private individuals.  As a result of these efforts in October 2005, we acquired three LPTV construction permits (subject to FCC approval) for non-Class A stations located in Gladstone, Michigan; Winslow, Arizona; and Big Sky, Montana.  These construction permits were originally issued in February and May 2004 and we acquired them from the original permittee.  The seller of the construction permits had no affiliation or relation with us.

Channel 38, 1 kW, Winslow, Arizona (Call Sign: K38IH). We acquired this Construction Permit on October 13, 2005. The Permit required construction and licensing of this low power TV station by February 9, 2007.  Winslow, Arizona is located 50 miles east of Flagstaff and is bordered by the Navajo Nation and the Hopi Reservations.

Channel 51, 1 kW, Gladstone, Michigan (Call Sign: W51DP). We acquired this Construction Permit on October 13, 2005.  The Permit required construction and licensing of this low power TV station by May 4, 2007.  Gladstone, Michigan is located in Delta County which lies in Michigan’s Upper Peninsula.

Channel 46, 1 kW, Big Sky, Montana (Call Sign: K46IA). We acquired this Construction Permit on October 13, 2005.  The Permit required construction and licensing of this low power TV station by May 4, 2007.  Big Sky, Montana is located 48 miles from Yellowstone National Park and includes several ski resorts.

As indicated above, we acquired our initial three non-Class A LPTV construction permits previously granted to the original applicant.  We agreed to pay $10,000 for the Winslow, Arizona construction permit, $10,000 for the Big Sky, Montana construction permit and $15,000 for the Gladstone, Michigan construction permit (total $35,000).  In October, 2005 we paid a non-refundable deposit of $7,000 for the purchase of the above-referenced LPTV permits.  The transfer request was prepared and submitted by our FCC counsel to the FCC on October 26, 2005 and was granted and approved by the FCC on December 12, 2005 with a final transfer date of January 18, 2006.  These construction permits were held by Village Broadcasting Corp. (a wholly owned subsidiary of Longfoot). In January, 2006 we paid the balance of $28,000 upon FCC approval of the construction permit transfers.

Company Operations in 2006

Winslow, Arizona Operating Station

In May 2006 construction commenced on the LPTV station in Winslow, Arizona. Construction of the LPTV station was completed in July 2006 and its FCC broadcast license was granted on July 19, 2006.  We spent approximately $36,000 for antennas, broadcasting equipment and for studio equipment. We incurred additional costs to retain consultants and contractors (including Tom Werner and Peak Broadcasting) to assist us in building the station. The station, KVSW-LP Channel 38, commenced broadcasting America One Television Network using digital broadcasting in July, 2006. We were not required to pay a fee to broadcast the America One Television Network as long as we continue to broadcast 40 hours a week of programming.  The station also broadcasted local programming, including local news, high school football games, and a local fishing program.  We paid $50.00 a week for certain local programming.  The station operated 24 hours per day and was maintained by one station engineer.

We continued to use the services of Tom Werner and Peak Broadcasting to assist our Winslow, Arizona LPTV station’s broadcast on the local cable network.

Big Sky, Montana Construction Permit

In preparation for the construction of our Big Sky, Montana LPTV station, contractor Tom Werner estimated that we would incur approximately $10,000 for studio equipment for broadcasting: This studio equipment estimate included video and audio monitors, work stations and encoders.

WES Broadcast contractors estimated we would incur approximately $75,000 for antennas and broadcasting equipment. This equipment included a transmitter, omni antennae and transmission lines.

Once operational, we intended to acquire network programming and paid programming (such as the Home Shopping Network, QVC and infomercials).   Long-term plans also included putting this programming on cable (either analog or digital) which would have allowed for a larger cable purchasing audience.

We began evaluating possible locations for antenna towers and rental space for operations.

Gladstone, Michigan Construction Permit

We were advised by our consultants, engineers, and attorneys that the costs to develop the Gladstone, Michigan LPTV would be uneconomical given (1) the costs to build the station would have exceeded our original estimations due to the difficulty in locating a tower; and (2) that the station is within close proximity to the Canadian border and therefore may also be subject to Canadian regulations and rules.   Furthermore, we learned from our consultants and engineers that the potential revenue to be derived from the Gladstone, Michigan LPTV station would be limited due to Gladstone’s market conditions.  As a result of this information and additional considerations, we abandoned our Gladstone, Michigan construction permit and wrote off the $15,000 applicable to the Gladstone construction permit.

Company Operations in 2007

Winslow, Arizona Operating Station

Through the fiscal year ended September 30, 2007 the station operated 24 hours per day and was maintained by one station engineer. While not generating any revenues, the station carried America One Network as well as local programming and operated 24 hours per day, seven days a week.

Big Sky, Montana Construction Permit

During 2007, we were unsuccessful in locating a suitable antenna location and were advised by our consultants and engineers that our construction plan for a broadcasting station near Big Sky, Montana was not a viable plan.  As a result of this information and additional considerations, we abandoned our Big Sky, Montana construction plan and wrote off the $10,000 applicable to the Big Sky, Montana construction permit as of June 30, 2007.

Subsequent Events

On October 22, 2007 we entered into a Stock Purchase Agreement which among other provisions, required that we divest our LPTV operations.  As a result, the Company’s Board of Directors approved the sale of our sole operating LPTV station in Winslow, Arizona and on November 12, 2007 the Company entered into an Asset Purchase Agreement to sell the Winslow, Arizona LPTV station to an unaffiliated third party.  The station’s equipment was sold for $11,500, which was in excess of an appraised value of approximately $10,000 as determined by an appraisal report dated October 15, 2007. Since the Buyer did not want to continue operating the LPTV station, we terminated broadcast operations on November 14, 2007.  The lease for the station offices has been cancelled and we returned the broadcast license to the FCC on November 13, 2007. Due to this asset sale, the description of our business contained in this report relates to the Company’s prior operations during the fiscal year ended September 30, 2007 and through November 14, 2007. After the consummation of the Asset Purchase Agreement, Longfoot will be deemed a “shell company” with no business operations.

Sources of Revenue

Our source of revenues was to have been advertising fees paid to our Winslow, Arizona LPTV station. As a result of the disposition of our only operating LPTV station we will generate no operating revenues from our prior operations.  No assurance can be given that we can be successful in entering into a new business or be able to generate future revenue.

Competition

During the last fiscal year we operated in a highly competitive industry. Our LPTV station competed for audiences and advertising revenue directly with other television and radio stations as well as with other media, such as broadcast television, newspapers, magazines, cable television, satellite television, satellite radio, the Internet, outdoor advertising and direct mail, within their respective markets.

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

By building a strong listener base consisting of a specific demographic group in each of our markets, we had hoped to attract advertisers seeking to reach those listeners.  From time to time, competitors might have changed their stations' format or programming to compete directly with our stations for audiences and advertisers, or might have engaged in aggressive promotional campaigns, which could have resulted in lower ratings and advertising revenue or increased promotion and other expenses and, consequently, lower earnings and cash flow for us.  Audience size and preferences as to format or programming in a particular market might have also shifted due to demographic or other reasons.

LPTV stations compete for viewers and advertising revenues directly with other television stations including, broadcast, cable and satellite television.  The following LPTV stations compete with our former operating station KVSW-LP:
  Two LPTV construction permits are located in areas near our Winslow, Arizona station.
Most broadcast and cable television networks have established track records and national name recognition.  Consequently, any LPTV stations constructed by us would have likely had to compete in smaller, niche markets such as educational, special interest (such as The Home Shopping Network or Spanish speaking networks) or local programming.  This narrower programming format as well as the reduced broadcast area for LPTV stations would normally result in somewhat lower advertising rates for LPTV stations compared to other television stations.  In the view of management, careful analysis of audience preferences would have been essential to determine what programming format would have been viable for a particular local LPTV station audience.

Factors that are material to an LPTV or radio station's competitive position include management experience, the station's audience rank in its local market, transmitter power, assigned frequency, audience characteristics, local program acceptance, popularity of on-air personalities (if any) and the number and characteristics of other radio and television stations in the market area.  We also competed with other radio and television station groups to purchase or develop additional stations.

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

Environmental Compliance

As the owner, lessee, or operator of LPTV or radio stations and facilities, we were subject to various federal, state, and local environmental laws and regulations.  We were subject to RF (“radio frequency”) radiation regulations near AM, FM and TV broadcast antennas.  In order to comply with these regulations, we were required to perform routine maintenance on, and regular measurements of radiation near, our antennas.  Historically, compliance with these laws and regulations has not had a material adverse effect on the radio and television broadcast business. There can be no assurance, however, that compliance with existing or new environmental laws and regulations would not have required us to make significant expenditures of funds to comply with such laws and regulations in the future.

Employees

As of September 30, 2007, we had two employees, each of whom was employed on a part-time basis.  They were management and administrative.  None of these employees was covered by a collective bargaining agreement or employment agreements.  We consider our relations with our employees to be very good.

We also utilized the services of various consultants and contractors to assist in the construction and development of new LPTV or radio stations.  Due to the closure of our only operating LPTV station we no longer expect to employ employees or independent contractors for broadcast operations, including management, technicians and on-air hosts.

FEDERAL REGULATION OF LPTV AND RADIO BROADCASTING

Introduction

The ownership, operation, purchase and sale of LPTV and radio stations is regulated by the FCC, which administers the Communications Act of 1934, as amended.  Among other things, the FCC:

  assigns frequency bands for broadcasting;
  determines the particular frequencies, locations, operating powers and other technical parameters of stations;
  issues, renews, revokes and modifies station licenses;

  determines whether to approve changes in ownership or control of station licenses;
  regulates equipment used by stations; and
  adopts and implements regulations and policies that directly or indirectly affect the ownership, operation and employment practices of stations.
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

Transfers or Assignments of Licenses

The Communications Act prohibits the assignment of a broadcast license or transfer of control of a broadcast licensee without the prior approval of the FCC.  In determining whether to grant approval, the FCC will consider a number of factors pertaining to the licensee and proposed licensee. Due to the discontinuance of the Winslow, Arizona LPTV station, we have returned the broadcast license to the FCC on November 13, 2007.

Programming and Operation

Our operating station and any future operating stations we may have owned, would have been regulated by the Communications Act which, among other things, requires broadcasters to serve the public interest.  Since 1981, the FCC gradually has relaxed or eliminated many of the more formalized procedures it developed to promote the broadcast of types of programming responsive to the needs of a station's listening or viewing audience.  However, licensees continue to be required to present programming that is responsive to community concerns, needs and interests and to maintain records demonstrating a station’s responsiveness.  Complaints from listeners concerning a station's programming are considered by the FCC when it evaluates the licensee's renewal application, although listener or viewer complaints may be filed and considered at any time and must be maintained in the station's public file.

LPTV and radio stations also must pay regulatory and application fees and follow various FCC rules that regulate, among other things, political advertising, the broadcast of obscene or indecent programming, the advertisement of casinos and lotteries, sponsorship identification and technical operations, including limits on radio and television frequency radiation.

Proposed and Recent Changes

The FCC has selected In-Band, On-Channel™ technology as the exclusive standard for digital services for terrestrial AM and FM broadcasters. Similarly, LPTV and TV stations will also be converting their signals from analog LPTV and TV translator stations to digital operations on their authorized channels.  In order to facilitate this conversion, the FCC has adopted rules to allow existing LPTV and TV translator stations to file on-channel digital conversion applications as “minor” changes to their existing analog facilities, and opened up a filing window for the issuance of digital “companion channel” authorizations for those stations desiring them.  Treating digital conversions as a “minor” change is intended to shorten the approval process.  “Existing facilities” will include both licensed LPTV stations, as well as stations with a valid construction permit.  LPTV stations will be required to file an application and obtain prior FCC approval for on-channel digital conversions.  LPTV stations proposing digital conversions will be required at the application stage to meet the interference protections adopted by the FCC with respect to full service stations.  Congress is currently considering legislation that would mandate a time table for this conversion.

We cannot predict what other matters might be considered in the future by the FCC or Congress, nor can we determine in advance what impact, if any, the implementation of any of these new regulations or future proposals or changes might have on the LPTV industry.

Factors Affecting Future Operating Results

We have operated since late 2004 and acquired three LPTV construction permits and no radio stations.  In 2006 we completed our first LPTV station in Winslow, Arizona. However, we have not generated any revenues from the operations of the Winslow LPTV station during the 2007 fiscal year. Due to the sale of the broadcasting equipment and closure of the Winslow LPTV station, our future operation will not include any LPTV station. Our future prospects must be evaluated with a view to the substantial risks encountered by a company which does not have current business operations and has no proposed business prospects. No assurance can be given that we will be able to resume active business operations in any other industry.  Even if we should be able to do so, we can provide no assurance that any business we may acquire in the future will be profitable, have a positive cash flow or otherwise be successful.

We will require additional capital in order to acquire, develop and launch any new business entered into. As a consequence, we will be required to raise additional capital through public or private equity or debt financings, collaborative relationships, bank financing or other arrangements.  Any additional equity financing is expected to be dilutive to our existing stockholders, and debt financing, if available, may involve restrictive covenants and increased interest costs.  Our inability to obtain sufficient financing may require us to delay, scale back or eliminate any future business acquisition which could have a material and adverse effect on our future business prospects.  No assurance can be given that we will be successful in any of these endeavors.

Our current executive officers, directors and principal stockholders, as a group, beneficially own approximately 73% of our outstanding common stock.  After the proposed stock sale the purchasers, led by Dr. Phillip Frost, will own 51% of the then outstanding shares of our common stock which they will have acquired for relatively nominal consideration.  As a result, these new stockholders, acting together, will have the ability to exert control over substantially all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions.  This concentration of ownership could be disadvantageous to other stockholders with interests different from those of our officers, directors and principal stockholders.

ITEM 2.	DESCRIPTION OF PROPERTY

Through October 31, 2007, our corporate and operational offices were located at 9229 Sunset Blvd., Suite 810, West Hollywood, California 90069 where we subleased office space under lease with a rental rate of $500 a month.  The sublease allowed either party the right to terminate at any time with 30 days notice.  We rented the space from Trifar Investment Company, an affiliate of the major stockholders.  From inception until November 1, 2005 the office rent was provided by our present CEO, Mr. Lyons, at no cost to us.  We commenced paying rent for our office space effective November 1, 2005.  Effective October 31, 2007, we terminated our lease at 9229 Sunset Blvd., and changed our business address to 914 Westwood Blvd. #809, Los Angeles, California 90024.

In November 2007, the Company’s activities were significantly reduced and the Company is using office space provided by a stockholder at no cost to the Company.

We entered into a three year lease with Sunflower Communications, Inc. for our Winslow, Arizona station in May 2006.  The terms of lease, which had a term ending in May 2008, provided that we pay $500 a month for the first year, $550 a month during the second year and $600 for a month during the third year.  Longfoot prepaid $3,000 upon execution of the lease.  On November 13, 2007, this lease was terminated upon the payment of a cancellation fee of $1,100.

We owned a license to operate our LPTV station in Winslow, Arizona under the call sign, KVSW-LP.  Subsequent to the fiscal year end, upon the sale of the Winslow, Arizona station equipment, the LPTV station has ceased operations and the broadcast license has been returned to the FCC.

ITEM 3.	LEGAL PROCEEDINGS

We are not involved in any legal proceedings arising in the course of our business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to stockholders for a vote during the quarter ended September 30, 2007.

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

	Low	High
	$	$
Year Ended September 30, 2006:
Fourth Quarter (July-September)	.55	1.25

Year Ended September 30, 2007:
First Quarter (October-December)	.35	.75
Second Quarter (January-March)	.42	1.25
Third Quarter (April-June)	.95	1.25
Fourth Quarter (July-September)	1.40	3.00

As of November 16, 2007, there were approximately 169 shareholders of Longfoot’s Common Stock of whom 88 are shareholders of record and 81 are shareholders who hold their stock in street name.

Dividend Policy

We have never paid any cash dividends on our common stock.  We currently do not engage in any active business.  Consequently, we do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

We currently have no equity compensation plans.

Recent Sales of Unregistered Securities

During the fiscal year ended September 30, 2007, we issued the following equity securities pursuant to exemptions from registration under the Securities Act of 1933 (the “1933 Act”).

Between January 10, 2007 and October 4, 2007 one stockholder advanced an aggregate of $150,000 to Longfoot for operating funds pursuant to an Irrevocable Funding Agreement. The principal amount plus accrued interest were converted into 780,018 shares of common stock at a conversion price of $0.1925 per share.  The issuance of stock was made without any public solicitation to one entity and was acquired for investment purposes only.  The entity, through its manager, had access to complete information about Longfoot and was deemed capable of evaluating the merits and risks of acquiring shares in Longfoot.  The securities were issued pursuant to the private placement exemption provided by Section 4(2) of the 1933 Act.  These shares are deemed to be “restricted securities” as defined in Rule 144 under the 1933 Act and bear a legend stating the restrictions on resale.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

For more detailed financial information, please refer to the audited September 30, 2007 Financial Statements included in this Form 10-KSB.

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

Past Business Operations

We were incorporated in the state of Delaware on July 21, 2004.  Our subsidiary, Village Broadcasting Corp. (“VBC”), was incorporated in the state of Delaware on October 27, 2005. Since our inception, we have bid on several FM radio station licenses, (but were unable to acquire any such licenses) and contracted to acquire the construction permit for one LPTV station located in Mammoth Lakes, California which we subsequently determined not to acquire.  In October 2005, we acquired construction permits to develop three new LPTV stations to be located in Gladstone, Michigan; Winslow, Arizona and Big Sky, Montana.  These construction permits were formally approved for transfer by the FCC on January 18, 2006 and will be held in our subsidiary, VBC.  We completed the construction of the Winslow, Arizona LPTV station in July 2006 at a cost of approximately $36,000, including equipment.  We determined not to proceed with construction of LPTV stations in either Gladstone, Michigan or Big Sky, Montana and have written-off the investment in those construction permits.  We have not generated any revenues to date from our one operating LPTV station and, as of November 13, 2007, the Winslow, Arizona LPTV station ceased operations.

Plan of Operation for the Next Twelve Months

Upon disposition of our assets we became a “shell company” with no operating assets or business.  Our plan of business will be to identify and evaluate a merger or other business combination with a well-capitalized operating company with growth potential.  No assurance can be given as to when or if we will be successful in doing so.  These factors raise substantial doubt about the Company’s ability to continue as a going concern in the short term and its business activities or profitability in the long term.

Results of Operation

Operating Results for the Fiscal Years Ended  September 30, 2007 and 2006

During the fiscal years ended September 30, 2007 and 2006 we had no revenues from operations.  Operating expenses for the Winslow station completed in fiscal 2006 amounted to $20,742 and $6,237 for the years ended September 30, 2007 and 2006, respectively. General and administrative expenses amounted to $147,395 for the year ended September 30, 2007 compared to $126,798 for the year ended September 30, 2006. During the year ended September 30, 2007 these expenses related primarily to legal and accounting fees relating to establishing the LPTV stations and the preparation of our quarterly and annual financial statements.  During the year ended September 30, 2006, general and administrative expenses related primarily to start-up expenses of our business.  During the year ended September 30, 2007, we amortized $54,167, of consulting fees resulting from the payment of shares of the Company’s common stock in exchange for consulting services. Also, during the year ended September 30, 2007 we recorded an impairment of asset for the Big Sky, Montana location in the amount of $10,000 along with a construction rights impairment and partial impairment of the equipment at the Winslow, Arizona location in total amount of $27,919.  We recorded a beneficial conversion cost in the amount of $29,890 relating to convertible debt. During the year ended September 30, 2006, we amortized $27,083, of consulting fees resulting in the issuance of shares of the Company’s common stock in exchange for consulting services. Also, during the year ended September 30, 2006 we recorded an impairment of asset for the Gladstone, Michigan location in the amount of $15,000.

We incurred a net loss of $290,251 for the year ended September 30, 2007 compared to a loss of $175,675 for the year ended September 30, 2006.  The larger losses during the 2007 fiscal year reflect a continuing lack of revenue and increased expenses resulting from the growth of our business operations and related operating expenses of our first LPTV station, a one-time write-off of $10,000 related to our Big Sky, Montana construction permit, the partial impairment of the equipment and construction rights permit impairment at the Winslow, Arizona location of $17,919 and $10,000 respectively, and the beneficial conversion cost in the amount of $29,890.  The net loss during the 2006 fiscal year reflects the initial start-up costs of our operations and a one-time write-off of $15,000 related to our Gladstone, Michigan construction permit.  Share-based compensation was $54,167 and $27,083 during the years ended September 30, 2007 and 2006, respectively.  These non-cash charges are related to issuances of common stock for services.  During the 2007 and 2006 fiscal years, these non-cash expenses related to the issuance of 325,000 restricted shares of common stock (valued at $81,250) to two consultants for services related to our LPTV stations to be rendered during the none-month period of their contract (July 2006 through March 2007) .  The issuance of restricted stock during fiscal years 2007 and 2006 was deemed necessary by management to retain and compensate its consultants while conserving cash assets that would otherwise have been expended for this purpose.

Equity and Capital Resources

We have incurred losses since inception of our business (July 21, 2004) and, as of September 30, 2007, we had an accumulated deficit of $483,418.  As of September 30, 2007 we had cash of $6,765 and working capital of $7,012. In January 2007, a principal shareholder agreed to provide up to $150,000 in loans convertible into common stock.  Through September 30, 2007, the Company had borrowed $100,000.  In October 2007, the Company borrowed the balance of $50,000.  All of such borrowings were converted into shares of common stock prior to November 2007.

To date, we have funded our operations through a combination of borrowings from a stockholder and the issuance of common stock. We completed the purchase of three permits to construct LPTV stations in Winslow, Arizona, Gladstone, Michigan, and Big Sky, Montana in January 2006 for a total purchase price of $35,000.  During the year ended September 30, 2006 we expended approximately $36,000 for construction and equipment of the LPTV station in Winslow, Arizona.

In April 2006, we completed a public offering of our common stock selling a total of 789,800 shares for gross proceeds of approximately $197,000. After deducting offering expenses paid by Longfoot, we realized net proceeds of approximately $167,000 which has been used to fund ongoing operations.

We expect our expenses will decrease during the foreseeable future as a result of the termination of the Company’s LPTV station business. However, our expenses could increase significantly if and when a business acquisition is consummated. Consequently, we will continue to be dependent on the proceeds from future debt or equity capital to fully fund our business activities.  If we are unable to raise sufficient capital, we may be required to delay or forego some portion of business opportunities we might encounter, which would have a material adverse effect on our anticipated results from operations and financial condition.  There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.  We do not have any current commitments from any source to provide additional capital. The Purchasing Group has agreed to pay an amount equal to the Company’s net cash after deducting all outstanding expenses including legal and accounting fees.  The Principal Stockholders of the Company have agreed to contribute an amount that will assure the Company net cash of $50,000 upon closing of the Stock Purchase Agreement.  Accordingly, the Company anticipates the Purchasing Group will pay $50,000 for their shares and that the Company will have approximately $100,000 of cash upon completion of this transaction.  However, no assurance can be given that this amount contributed at the closing will be sufficient to carry on the Company’s operations or that additional funds will not be necessary to fund the Company’s future business plans.  Any future financing would likely take the form of bank loans, private placement of debt or equity securities or some combination of these sources.  The issuance of additional equity securities would dilute the stock ownership of current investors while incurring loans, leases or debt would increase our cash flow commitments and possible loss of valuable assets if such obligations were not repaid in accordance with their terms.

Off-Balance Sheet Arrangements

Since our inception through September 30, 2007, we have not engaged in any off-balance sheet arrangements as defined in Item 303(c) of the SEC’s Regulation S-B.

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

Preparation and Disclosure

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  The Company is in its development stage and has no source of revenue from operations.

This raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.  The Company has survived only through borrowings from shareholders.   The Company must raise funds or continue borrowing in the near future to remain a viable entity.  There is no assurance that management can find investors or continue borrowings to cover the losses generated.

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

Income Taxes

The Company accounts for its income taxes under the provisions of Statement of Financial Accounting Standards 109 ("SFAS 109").  The method of accounting for income taxes under SFAS 109 is an asset and liability method.  The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities. The Company has net operating loss carryforwards totaling approximately $358,000 at September 30, 2007 for Federal income tax purposes available to offset future taxable income through 2027.  Deferred tax assets consist substantially of the net operating loss carryforward.  The Company has made a 100% valuation allowance against the deferred tax asset. In assessing the realizability of deferred tax assets,  management  considers  whether  it is more  likely  than not that  some portion or all of the  deferred  tax assets will not be  realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management  considered  the  scheduled  reversal  of  deferred  tax liabilities,  projected  future  taxable  income and tax planning  strategies in making this assessment.

ITEM 7.	FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Independent Registered Public Accounting Firm’s Report	F1

Balance Sheet as of September 30, 2007	F2

Statements of Operations for the years ended September 30, 2007 and 2006 and for the period July 21, 2004 (inception) to September 30, 2007	F3

Statements of Stockholders’ Equity for the period from July 21, 2004 (inception) to September 30, 2007	F4-F5

Statements of Cash Flows for the years ended September 30, 2007 and 2006 and for the period July 21, 2004 (inception) to September 30, 2007	F6-F7

Notes to Financial Statements	F8-F15

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF LONGFOOT COMMUNICATIONS, CORP.:

We have audited the accompanying balance sheet of Longfoot Communications, Corp. (a company in the development stage; the "Company") as of September 30, 2007, and the related statements of operations, shareholders' equity, and cash flows for the years ended September 30, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, such financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2007, and the results of its operations and its cash flows for the years ended September 30, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant operating losses and its ability to continue as a going concern is dependent upon its ability to raise additional debt or equity financing. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are described in Note 4. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Farber Hass Hurley & McEwen LLP

November 15, 2007

Camarillo, California

LONGFOOT COMMUNICATIONS CORP.
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED BALANCE SHEET

September 30, 2007
ASSETS

CURRENT ASSETS
Cash	$6,765
Prepaid expenses	2,995
TOTAL CURRENT ASSETS	9,760

EQUIPMENT, net	10, 000
TOTAL ASSETS	$19,760

LIABILITIES AND STOCKHOLDERS’ EQUITY LIABILITIES
Accrued liabilities	$2,748
TOTAL LIABILITIES	2,748

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001 per share
Authorized – 25,000,000 shares
Issued and outstanding – 0 shares	-
Common stock, par value $0.001 per share
Authorized – 225,000,000 shares
Issued and outstanding – 1,545,026 – Note 7	1,545
Additional paid-in capital	498,885
Deficit accumulated during the development stage	(483,418)
TOTAL STOCKHOLDERS’ EQUITY	17,012

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,760

The accompanying notes are an integral part of the financial statements

LONGFOOT COMMUNICATIONS CORP.
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30, 2007	Year Ended September 30, 2006	From July 21, 2004 (Date of Inception) to September 30, 2007

DEVELOPMENT STAGE EXPENSES

Station expenses	$20,742	$6,237	$26,979
General and administrative	147,395	126,789	289,654
Consulting fees, non-cash compensation	54,167	27,083	81,250
Impairment of asset, construction rights	20,000	15,000	35,000
Impairment of asset, equipment	17,919	-	17,919
Beneficial conversion cost	29,890	-	29,890
Interest expense	159	286	2,467

TOTAL DEVELOPMENT STAGE EXPENSES	290,272	175,395	483,159

NET OPERATING (LOSS)	(290,272)	(175,395)	(483,159)

INTEREST INCOME	821	520	1,341

(LOSS) BEFORE INCOME TAXES	(289,451)	(174,875)	(481,818)

Income tax expense	800	800	1,600

NET (LOSS)	$(290,251)	$(175,675)	$(483,418)

NET (LOSS) PER COMMON SHARE
Basic and diluted	$(0.20)	$(0.15)	$(0.59)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING

Basic and diluted	1,439,630	1,154,940	825,330

The accompanying notes are an integral part of the financial statements

LONGFOOT COMMUNICATIONS CORP.
A DEVELOPMENT STAGE COMPANY
STATEMENT OF STOCKHOLDERS’ EQUITY
JULY 21, 2004 (INCEPTION) THROUGH SEPTEMBER 30, 2007

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Deferred Consulting Fees	Total Stockholders’ Equity

Issuance of common stock for
Cash, net of expenses	100,000	$100	$-	$-	$-	$100

Expenses contributed by stockholders	-	-	2,200	-	-	2,200

Net (loss) for the period ended
September 30, 2004	-	-	-	(2,379)	-	(2,379)

Balance, September 30, 2004	100,000	100	2,200	(2,379)	-	(79)

Issuance of common stock for
Cash, net of expenses	2,900,000	2,900	104,508	-	-	107,408

Expenses contributed by stockholders	-	-	6,700	-	-	6,700

Net (loss) for the year ended
September 30, 2005	-	-	-	(15,113)	-	(15,113)

Balance, September 30, 2005	3,000,000	$3,000	$113,408	$(17,492)	$-	$98,916

Issuance of common stock for
Cash, net of expenses	789,800	789	166,694	-	-	167,483

Issuance of common stock for
Deferred consulting fees	325,000	325	80,925	-	(81,250)	-

Amortization of deferred consulting
fees	-	-	-	-	27,083	27,083

 LONGFOOT COMMUNICATIONS CORP.
A DEVELOPMENT STAGE COMPANY
STATEMENT OF STOCKHOLDERS’ EQUITY
JULY 21, 2004 (INCEPTION) THROUGH SEPTEMBER 30, 2007

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Deferred Consulting Fees	Total Stockholders’ Equity

Expenses contributed by stockholders	-	-	2,440	-	-	2,440

Net (loss) for the year ended
September 30, 2006	-	-	-	(175,675)		(175,675)

Balance, September 30, 2006	4,114,800	4,114	363,467	(193,167)	(54,167)	120,247

Issuance of common stock for
debt	520,278	520	99,639	-	-	100,159

Beneficial conversion cost	-	-	29,890	-	-	29,890

Amortization of deferred consulting
fees	-	-	-	-	54,167	54,167

Expenses contributed by stockholders	-	-	2,800	-	-	2,800

1:3 Reverse stock split – Note 7	(3,090,052)	(3,089)	3,089	-	-	-

Net (loss) for the year
Ended September 30, 2007	-	-	-	(290,251)	-	(290,251)

Balance, September 30, 2007	1,545,026	$1,545	$498,885	$(483,418)	$-	$17,012

The accompanying notes are an integral part of the financial statements

LONGFOOT COMMUNICATIONS CORP.
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30, 2007	Year Ended September 30, 2006	From July 21, 2004 (Date of Inception) to September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(290,251)	$(175,675)	$(483,418)
Adjustments to reconcile net (loss) to net cash
(used) by operating activities:
Expenses contributed by stockholders	2,800	2,440	14,140
Consulting fees, non-cash compensation	54,167	27,083	81,250
Beneficial conversion cost	29,890	-	29,890
Issuance of common stock for interest expense	159	-	159
Depreciation expense	7,446	1,810	9,256
Impairment of asset, construction rights	20,000	15,000	35,000
Impairment of asset, equipment	17,919	-	17,919
Changes in operating assets and liabilities:
Prepaid expenses	2,130	(3,175)	(2,995)
Accrued liabilities	(3,944)	4,120	2,748
NET CASH (USED) BY OPERATING ACTIVITIES	(159,684)	(128,397)	(296,051)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(1,036)	(36,139)	(37,175)
Acquisition of construction rights	-	(35,000)	(35,000)
NET CASH (USED) PROVIDED BY INVESTING ACTIVITES	(1,036)	(71,139)	(72,175)
CASH FLOWS FROM FINANCING ACTIVITIES:
Note receivable – related party	18,042	(18,042)	-
Proceeds from note payable – related party	100,000	-	136,100
Repayment of note payable – related party	-	(8,064)	(36,100)
Proceeds from sale of common stock, net of expenses	-	167,483	274,991
NET CASH PROVIDED BY FINANCING ACTIVITES	118,042	141,377	374,991

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(42,678)	(58,159)	6,765
CASH AND CASH EQUIVALENTS
AT THE BEGINNING OF THE PERIOD	49,443	107,602	-
CASH AND CASH EQUIVALENTS
AT THE END OF THE PERIOD	$6,765	$49,443	$6,765

The accompanying notes are an integral part of the financial statements

LONGFOOT COMMUNICATIONS CORP.
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Year Ended September 30, 2007	Year Ended September 30, 2006	From July 21, 2004 (Date of Inception) to September 30, 2007

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION

Interest paid	$-	$286	$2,308
Taxes paid	$800	$800	$1,600

SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:

Expenses contributed by stockholders	$2,800	$2,440	$14,140

Issuance of 325,000 shares of common stock for consulting agreement	$-	$81,250	$81,250

The accompanying notes are an integral part of the financial statements

LONGFOOT COMMUNICATIONS CORP.
A DEVELOPMENT STAGE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	GENERAL

Nature of Business and History

Longfoot Communications Corp, (the “Company”), was organized July 21, 2004 in Delaware as a media company primarily focused on obtaining, developing and operating radio and low power television stations. From inception through September 30, 2007 the Company has commenced the development of one station. The Company owns one subsidiary, Village Broadcasting Corp., (hereinafter referred to as “VBC”). Through September 30, 2007, the Company had abandoned two of its three construction sites and subsequent to September 30, 2007, the Company sold the assets of its only operating station.

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of Longfoot Communications Corp. and its wholly-owned subsidiary VBC.  All material inter-company accounts and transactions have been eliminated.

As of September 30, 2007, the Company was in the development stage.   According to the Financial Accounting Standards Board of the Financial Accounting Foundation, a development stage Company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principal activities have not commenced, or have commenced and have not yet produced significant revenue.

During October 2007, the Board of Directors adopted a resolution to effect a one
(1) for three (3) reverse split of the Company’s issued and outstanding common stock. The accompanying financial statements retroactively include this reverse stock split.

NOTE 2	SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  The Company is in its development stage and has no source of revenue from operations.

This raises substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

The Company has survived principally through borrowings from shareholders and issuance of its common stock.  The Company must raise funds or continue borrowings in the near future to survive.  There is no assurance that management can find investors or continue borrowings to cover the losses generated.

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

Disclosure About Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at September 30, 2007 as defined in FASB 107 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet.  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.  Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturity dates of three months or less when purchased to be cash equivalents.  At September 30, 2007 there were no cash equivalents.  The Company maintains its cash in a reputable bank which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

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

In October 2007 the Board of Directors decided to dispose of its only station and the carry amount of the equipment was written down to its estimated realizable amount of $10,000.

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

After reviewing the Company’s construction plan for a broadcasting station near Gladstone, Michigan, the Company’s management, consultants and engineers determined it was not a viable plan and has fully impaired the value, $15,000, of its construction right as of September 30, 2006.

After reviewing the Company’s construction plan for a broadcasting station near Big Sky, Montana, the Company’s management, consultants and engineers determined it was not a viable plan and has fully impaired the value, $10,000, of its construction rights as of June 30, 2007.

Subsequent to the fiscal year end the Company decided to divest itself of the operations at Winslow, Arizona and accordingly, the Company fully impaired the value, $10,000, of its construction rights as of September 30, 2007.

                        Preferred Stock

The Company has authorized Preferred Stock which may be issued in one or more series.  As of this date, no preferred shares have been issued and no terms or rights attributable to this stock have been created.

Income Taxes

The Company accounts for its income taxes under the provisions of Statement of Financial Accounting Standards 109 ("SFAS 109").  The method of accounting for income taxes under SFAS 109 is an asset and liability method.  The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities. The Company has net operating loss carryforwards totaling approximately $358,000 at September 30, 2007 for Federal income tax purposes available to offset future taxable income through 2027.  Deferred tax assets consist substantially of the net operating loss carryforward.  The Company has made a 100% valuation allowance against the deferred tax asset. The Company’s allowance increased approximately $81,000 from 2006 to 2007. In assessing the realizability of deferred tax assets,  management  considers  whether  it is more  likely  than not that  some portion or all of the  deferred  tax assets will not be  realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management  considered  the  scheduled  reversal  of  deferred  tax liabilities,  projected  future  taxable  income and tax planning  strategies in making this assessment.

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

Net Income (Loss) Per Share

The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period (after giving effect to the reverse stock split).  Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  In accordance with FASB 128, any anti-dilutive effects on net income (loss) per share are excluded.  The Company has no potentially dilutive securities outstanding at September 30, 2007.

                        Recently-Issued Accounting Pronouncements

The FASB recently issued the following statements:

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS No. 159 on our financial position and results of operations.

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

NOTE 3	IRREVOCABLE FUNDING AGREEMENT – CONVERTIBLE NOTE PAYABLE

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

During January 2007, the Company borrowed $50,000 under the Agreement.  The debt and accrued interest could be converted into shares with a fair value of $0.25 per share for a total of $64,971. During February 2007, the debt and accrued interest ($50,028) were converted into 259,855 shares of common stock.  Accordingly, the Company recognized the additional value of $14,943 as a beneficial conversion cost.

During June 2007, the Company borrowed $25,000 under the Agreement.  The debt and accrued interest could be converted into shares with a fair value of $0.25 per share for a total of $32,638. During July 2007, the debt and accrued interest ($25,131) were converted into 130,553 shares of common stock.  Accordingly, the Company recognized the additional value of $7,479 as a beneficial conversion cost.

During August 2007, the Company borrowed $25,000 under the Agreement.  The debt and accrued interest could be converted into shares with a fair value of $0.25 per share for a total of $32,468. During
August 2007, the debt and accrued interest ($25,000) were converted into 129,780 shares of common stock.  Accordingly, the Company recognized the additional $7,468 as a beneficial conversion cost.

In October 2007, the Company borrowed the remaining $50,000 available under the agreement.  The principal and interest accrued was immediately converted into 259,740 shares of common stock.

NOTE 4	STOCKHOLDERS’ EQUITY

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

In July 2006, the Company issued 325,000 shares of its common stock in payment of a consulting agreement.  The stock was valued at $0.25 per share for a total value of $81,250.  The value was being amortized over life of the agreement, nine months, and was fully amortized at September 30, 2006.

In February 2007, the Company converted debt and accrued interest ($50,028) into 259,855 shares of common stock under the Irrevocable Funding Agreement.

In July 2007, the Company converted debt and accrued interest ($25,131) into 130,553 shares of common stock under the Irrevocable Funding Agreement.

In August 2007, the Company converted debt and accrued interest ($25,000) into 129,870 shares of common stock under the Irrevocable Funding Agreement.

In October 2007, the Company amended its certificate of incorporation and increased its authorized number of shares of common stock to 225 million shares, $0.001 par value and 25 million shares of preferred stock, $0.001 par value.

NOTE 5	RELATED PARTY TRANSACATIONS

Through September 30, 2007, the Company's President provided consulting and administrative services to the Company at no cost. The fair value of the services was based on the estimated hours incurred at $40 per hour and has been recorded as a charge to expense and a credit to Additional Paid-in Capital.

Through October 2007, the Company leased its primary office space on a month-to-month basis (cancelable upon a 30 day written notice) from a company controlled by principal stockholders. The monthly rent was $500, based upon the estimated allocation of the space used. Rent expense amounted to $6,000 and $5,500 for the years ended September 30, 2007 and 2006, respectively. In September 2007 the Company gave notice to cancel the lease and in October 2007 the Company vacated the premises.

NOTE 6	LEASES

The Company leased a tower and office space in which its television broadcasting system has been constructed. The lease was for three years through May 2008 and provided for monthly rent of $500 during the first year ($6,000), $550 a month during the second year ($6,600) and $600 a month for the third year ($7,200). The Company prepaid $3,000 upon execution of the lease.  Total rent expense was $6,625 and $2,200, for the years ended September 30, 2007 and 2006, respectively.  In connection with the sale of its remaining equipment and abandonment of its construction rights for the Winslow station, the Company negotiated a settlement on the lease for $1,100 in November 2007.

NOTE 7	SUBSEQUENT EVENTS (UNAUDITED)

During October 2007, the Company received an additional $50,000 under the Irrevocable Funding Agreement.  The principal and interest accrued was immediately converted into 259,740 shares of common stock.

During October 2007, the Company entered into a Stock Purchase Agreement with certain investors to issue 1,698,212 shares of common stock (after giving retroactive effect to the l-for-3 reverse stock split which would represent approximately 51% of the then outstanding common stock).  At November 9, 2007, before giving effect to the 1-for-3 reverse stock split, the Company had 4,894,703 shares outstanding.

The purchase price to be received by the Company will be equal to the amount of cash and cash equivalents, less liabilities at the date of closing which is scheduled for no later than December 7, 2007.

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

As previously disclosed on Form 8-K filed with the SEC on October 25, 2007, the Company entered into a Stock Purchase Agreement pursuant to which it will sell a controlling interest or 51% of the outstanding stock in the Company to the Purchasing Group, which is being led by Frost Gamma Investments Trust, an entity controlled by Dr. Phillip Frost.  As a result of this change of control and the expected appointment of at least three directors to be designated by the Purchasing Group to an expanded five-member Board of Directors, Dr. Frost and his Purchasing Group will be in a position to control operations of the Company on and after the Closing Date.  As conditions to Closing the Company agreed to amend its Certificate of Incorporation to:
  implement a 1-for-3 reverse stock split,
  increase the number of authorized shares of Common Stock to 225,000,000 shares, increase the number of authorized shares of Preferred Stock to 25,000,000 shares, and provide for indemnification of and advancement of expenses for officers and directors of the Company to the maximum extent permitted by applicable law.

Furthermore, pursuant to the Stock Purchase Agreement, the Board and the majority stockholders approved the adoption of new Bylaws.  Lastly, the Stock Purchase Agreement requires the divestment of the Company’s low-power television business currently conducted by the Company’s sole subsidiary, Village Broadcasting Corp.  As a result, the Company entered into an Asset Purchase Agreement with Tom Werner on November 12, 2007. Mr. Werner has served as a consultant to the Company for the Winslow LPTV station. Pursuant to the Asset Purchase Agreement, the Company agreed to sell all of its low-power television equipment to Mr. Werner for $11,500 which exceeds its appraised value of $9,958.  Mr. Werner does not intend to continue operating the LPTV station in Winslow, Arizona. Consequently, the Company returned the LPTV operating license to the FCC on November 13, 2007. Upon completion of the asset sale transaction, the Company has no remaining operating business and its assets consist primarily of cash.  As a consequence, the Company will be deemed a “shell company,” as defined in Rule 12b-2 of the Exchange Act.

On the effective date of the 1-for-3 reverse stock split, all of the existing outstanding common stock of the Company will be consolidated such that existing stockholders will hold one share of post-split common stock for every three shares owned prior to the reverse stock split.  All fractional shares resulting from the reverse stock split will be rounded up to the next whole share.  Upon the effective date of the reverse stock split, current stockholders of the Company will be requested to return their stock certificates to the Company in order to be reissued new post-split certificates representing the number of shares each stockholder owns after the reverse stock split. The Stock Purchase Agreement provides that the Company will not conduct another reverse stock split of its common stock for a period of 24 months from the Closing Date.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Our Board of Directors currently consists of three members.  Each director holds office until his successor is duly elected by the stockholders.  Executive officers serve at the pleasure of the Board of Directors.  Our current directors and executive officers are:

Name	Age	Position	Held Since

Arthur Lyons	61	President and Chairman	7/21/2004

Justin Farar*	32	Vice President of Operations	9/30/2005

Jack Brehm	79	Chief Financial Officer, Secretary, and Director	9/30/2005

Aaron A. Grunfeld	60	Director	9/30/2005

*Justin Farar resigned as Vice President as of October 25, 2007.

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

Justin Farar has served as our vice president of operations from September 30, 2005 to October 25, 2007.  Mr. Farar devoted approximately 20 hours a week to our affairs.  Mr. Farar also served as vice president of VBC.  Mr. Farar previously worked as an associate at the international law firm, O’Melveny & Myers, from September 2001 to April 2005, where he served as an entertainment litigator handling cases for major studio clients.  From 2000 to 2001, Mr. Farar clerked for the Honorable Kim McLane Wardlaw on the Ninth Circuit Court of Appeals.  Mr. Farar also presently serves as a Commissioner for the City of Los Angeles Convention and Exhibition Authority, where he helps plan and negotiate the future expansion of the Los Angeles Convention and Exhibition Center.

Mr. Farar holds a Bachelors Degree from the University of California, San Diego and a law degree from the University of Southern California.

Jack Brehm has been a director and our chief financial officer since September 30, 2005 and our secretary since October 25, 2005.  Mr. Brehm devotes approximately 10 hours a week to our affairs.  Mr. Brehm also serves as the chief financial officer and secretary of VBC.  Mr. Brehm has more than 50 years of senior executive level experience in accounting and finance and has, in the past, served as a financial officer or on the Board of Directors of several public companies.  From 1988 through 2004, Mr. Brehm was also a consultant in his own practice to public and private companies on merger, acquisition and other business matters.  For almost 40 years until September 1988, Mr. Brehm was with Ernst & Young, LLP, an international firm of certified public accountants.  At his retirement in September 1988, Mr. Brehm was a senior partner of Ernst & Young, in Century City and Los Angeles, and a member of that firm’s accounting and audit committee.

Aaron A. Grunfeld was appointed to the Board of Directors on September 30, 2005.  Mr. Grunfeld has been a practicing attorney with Resch Polster Alpert & Berger LLP, a Los Angeles law firm from November 1995 until August 2006. Since that date he has been principal of Law Offices of Aaron A. Grunfeld & Associates. Mr. Grunfeld is currently a director of Fast Funds Corporation, which is a publicly traded company that files reports under the Securities Exchange Act of 1934.

Directors serve for a one-year term.  Our Bylaws currently provide for three to six directors.

Consultant

Sim Farar has assisted us in identifying, bidding on and acquiring various LPTV and radio station licenses.  He has been a business owner and consultant in the Los Angeles area for over 25 years.  Sim Farar, along with Justin Farar, through their company JDF Investments LLC (“JDF”), acquired the Palm Springs, CA LPTV station KYAV - Channel 12 in August 2001.  JDF initially broadcast the Home Shopping Network and in September 2002 replaced HSN with Azteca American (a Spanish speaking network broadcast from Mexico).  The LPTV station in Palm Springs eventually achieved strong revenues and was sold in May 2003 to CBS.  Mr. Farar has assisted in evaluating new station acquisitions and implementation of programming when stations became operational.

Family Relationships

Justin Farar is the son of Sim Farar.

Board Meetings

Our Board of Directors held one meeting during the fiscal year ended September 30, 2007 and acted by unanimous written consent on 20 occasions.  Each director during fiscal year 2007 participated in at least 75% or more of the aggregate number of the meetings of the Board held during the time that such person was a director and any committee on which he served.

Board Committees

Audit Committee

The audit committee of our Board of Directors is responsible for reviewing and monitoring our financial statements and internal accounting procedures, recommending the selection of independent auditors by our board, evaluating the scope of the annual audit, reviewing audit results, consulting with management and our independent auditor prior to presentation of financial statements to stockholders and, as appropriate, initiating inquiries into aspects of our internal accounting controls and financial affairs.  Our audit committee consists of Mr. Grunfeld who serves as chairman and Mr. Brehm.  Due to the fact that we are in our business development stage and have not yet assembled our complete management team, the audit committee does not currently have exclusively disinterested directors as members, nor does it have a member who qualifies as a disinterested “audit committee financial expert’ under the federal securities laws.  We hope to be able to fill this position in early 2008.  The audit committee did not meet during fiscal year 2007.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Longfoot is filing this annual report pursuant to Section 15(d) of the Exchange Act and does not have any shares currently registered under Section 12 of the 1934 Act.  As such our executive officers and directors, and persons who own more than 10% of our common stock are not required to file reports pursuant to Section 16(a) of the 1934 Act with the Securities and Exchange Commission (the "SEC").

ITEM 10.	EXECUTIVE COMPENSATION

The following table sets forth the compensation of our Officers during the last two fiscal years. No compensation was paid to any officer or director in excess of $100,000 during the last completed fiscal year.

SUMMARY COMPENSATION TABLE

Name & Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Arthur Lyons	2007	-0-(1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
(CEO)
	2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)   Through September 30, 2007, Mr. Lyons provided consulting and administrative services to the Company at no cost.  The fair value of the services of $2,800 was based on the estimated hours incurred at $40 per hour and has been recorded as a charge to expenses and a credit to Additional Paid-in Capital.

A monthly salary of $2,000 has been paid to Justin Farar from November 1, 2005 until his resignation on October 25, 2007.  Jack Brehm was paid $14,980 during the fiscal year 2007 for services rendered as CFO.

Employment/Consulting Agreements

We do not have any employment or agreements.  We entered into a consulting agreement with Sim Farar on April 30, 2007.  Pursuant to the agreement with Mr. Farar we agreed to pay him $3,000 per month for his business consulting services.  Mr. Farar was paid a total of $15,000 during the last fiscal year pursuant to this agreement. As a result of the Stock Purchase transaction, this consulting agreement was terminated by mutual consent on October 22, 2007 with Mr. Farar agreeing to waive all remaining accrued but unpaid fees.

Stock Option Plan

We do not have a stock option plan and we have not issued any warrants, options or other rights to acquire our securities.

Employee Pension, Profit Sharing or other Retirement Plans

We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

Director's Compensation

At present we do not pay our directors for attending meetings of our Board of Directors, nor do we pay directors any compensation for serving as directors.  We have no standard arrangement pursuant to which our directors are compensated for any services provided as a director or for committee participation or special assignments.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth as of October 15, 2007 the ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group.  To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted.  There are no known pending or anticipated arrangements that may cause a change in control other than as described below under “Change of Control”.

Name and Address	Number of Shares Owned Beneficially	Percentages of Outstanding

Arthur Lyons President, CEO, Director 914 Westwood Blvd., Ste. 809 Los Angeles, California 90024	10,000	*

Name and Address	Number of Shares Owned Beneficially	Percentages of Outstanding
Gusmail, LLC Justin Farar, Manager Vice President(2) 914 Westwood Blvd., Suite 809 Los Angeles,, California 90024	900,000 (1)	18.3

Aaron A. Grunfeld Director 10390 Santa Monica Blvd., 4th Fl. Los Angeles, California 90025	100,000	2%

Jack Brehm Chief Financial Officer, Director 9229 Sunset Blvd., Ste. 810 West Hollywood, California 90069	100,000	2%
All Executive Officers and directors as a group (4 people)	1,110,000	24.6%
Stockholders owning 5% or more of outstanding common stock
PP60, LLC Sim Farar, Manager 9229 Sunset Blvd., Suite 810 West Hollywood, California 90069	1,770,018(1)	36%

32 Mayall, LLC Joel Farar, Manager 914 Westwood Blvd., Ste. 809 Los Angeles, California 90024	900,000(1)	22%

Andrew Limpert c/o B. Getty 1245 E. Brickyard Rd. #590 Salt Lake City, UT 84100	208,000	5%

* Less than 1%
(1) Justin Farar and Joel Farar are the adult sons of Sim Farar and each disclaims beneficial ownership of the shares held by the other.
(2)  Justin Farar resigned as Vice-President on October 25, 2007.

Change of Control

On October 22, 2007, the Company entered into a Stock Purchase Agreement pursuant to which, upon closing, the Company will issue to a Purchasing Group a number of shares that will give such Purchasing Group 51% ownership of the Company’s outstanding common stock.  The Purchasing Group is lead by the Frost Gamma Investments Trust, an entity controlled by Dr. Phillip Frost.  Dr. Frost is the Chairman and Chief Executive Officer of Opko Health, Inc., a specialty healthcare company focused on the treatment, diagnosis and prevention of ophthalmic diseases.

Previously, Dr. Frost founded IVAX Corporation and served as Chairman of the Board of Directors and Chief Executive Officer of IVAX from 1987 until its sale to Teva Pharmaceuticals Industries LTD., in January 2006.  Dr. Frost has served as Vice Chairman of the Board of Directors of Teva since the completion of the acquisition of IVAX.

As a condition of the Stock Purchase Agreement, the Company’s Board of Directors will be expanded to five members. The Purchasing Group will be allowed to designate and appoint at least three directors, representing a majority of the new Board.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On December 18, 2006 the Company entered into an Irrevocable Funding Agreement with PP60, LLC, a Delaware limited liability company controlled by Sim Farar.  Pursuant to this Agreement, PP60, LLC advanced a total of $150,000 to the Company.  As of October 4, 2007, the entire principal plus accrued interest had been converted into 780,048 shares of the Company’s restricted common stock.  This Agreement was terminated by mutual consent on October 22, 2007.

On April 30, 2007 the Company entered into a Consulting Agreement with Sim Farar to provide assistance in evaluating new station acquisitions and implantation of programming for new stations. The Agreement provided for Mr. Farar to be paid a consulting fee of $3,000 per month.  The Agreement had a term of one year but was voluntarily terminated on October 22, 2007 upon the signing of the Stock Purchase Agreement.

Trifar Investment Company, from which we leased our West Hollywood office space, is owned by Sim Farar, Justin Farar and Joel Farar and is, therefore, deemed to be a related party to us. We believe that the lease of our office space from Trifar Investment Company was on terms as favorable to us as would be available from an unaffiliated party.  This lease was terminated in October 2007.

Should a transaction, proposed transaction, or series of transactions involve one of our officers or directors or a related entity or an affiliate of a related entity, or holders of stock representing 5% or more of the voting power (a “related entity”) of our then outstanding voting stock, the transaction must be approved by the unanimous consent of disinterested directors.  In the event a member of the board of directors is a related party, that member will abstain from the vote.

Of the directors serving on the Board and the Audit Committee during the fiscal year ended September 30, 2007 only Aaron Grunfeld would be deemed to be independent as that term is defined under SEC and/or NASD regulations.

ITEM 13.	EXHIBITS

Exhibit No.	Description of Exhibit

3.1.1	Certificate of Incorporation
3.1.2	Restated Certificate of Incorporation
3.2	By-Laws
3.3	Code of Business Conduct and Ethics
5.1	Opinion of Counsel
10.1	Low Power Television Construction Permit issued February 9, 2004 for Winslow, Arizona.
10.2	Low Power Television Construction Permit issued May 4, 2004 for Gladstone, Michigan
10.3	Low Power Television Construction Permit issued May 4, 2004 for Big Sky, Montana
10.4	Construction Permit Purchase Agreement, dated October 13, 2005, regarding our acquisition of low power television stations located in Winslow, Arizona; Gladstone, Michigan and Big Sky, Montana.
10.5	Escrow Agreement dated October 13, 2005 for transfer of construction permits.
10.6	Assignment of Construction Permits from Longfoot Communications Corp. to Village Broadcasting Corp.
10.7	FCC Consent to Transfer Construction Permits
10.8	Assignment of Construction Permits
10.9(1)	Irrevocable Funding Agreement dated December 18, 2006
10.10(2)	Stock Purchase Agreement dated October 22, 2007
10.11*	Asset Purchase Agreement dated November 12, 2007
10.12*	Letter to FCC dated November 13, 2007
21	Subsidiaries of the Issuer
31.1*	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
______________________________
All exhibits are incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (No. 333-130110), except as indicated, filed with the Commission on December 2, 2005
(1) Incorporated by reference to the Registrants’ Annual Report on Form 10-KSB for the fiscal year ended September 30, 2006 filed with the SEC on December 26, 2006.
(2)  Incorporated by reference to the Registrants’ Form 8-K filed with the SEC on October 25, 2007.
* Filed with this Form 10-KSB

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

During our fiscal years ended September 30, 2007 and 2006 we were billed the following aggregate fees by Farber Hass Hurley and McEwen LLP (“FHHM”). There were no billings or services rendered prior thereto.

Audit and Audit-Related Fees.

The aggregate fees billed for professional services rendered by FHHM for the audit of Longfoot’s financial statements for the fiscal years ended September 30, 2007 and 2006 (included in the SB2 filing in 2006) and for the review of the financial statements included in Longfoot’s Quarterly Reports on Form 10-QSB for the 2007 fiscal year were approximately $30,000 and $25,000, respectively.

Tax and Other Fees

There were no fees billed by FHHM for the fiscal years ended September 30, 2007 and 2006 for tax compliance, tax advice or tax planning or for any other services.

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

LONGFOOT COMMUNICATIONS CORP.

Date: November 21, 2007	By:	/s/ Arthur Lyons
Arthur Lyons
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Arthur Lyons Arthur Lyons	Chairman of the Board, President	November 21, 2007

/s/ Jack Brehm Jack Brehm	Director and Chief Financial Officer (Principal Financial & Accounting Officer)	November 21, 2007

/s/ Aaron Grunfeld Aaron A. Grunfeld	Director	November 21, 2007