Form 10QSB
period 2007-12-31
Longfoot Communications Corp.
filed 2008-02-13
CIK 1345721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

 Washington, DC 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007.

[     ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE

TRANSITION PERIOD FROM

_______________ to _______________

Commission File Number 333-130110

LONGFOOT COMMUNICATIONS CORP.

 (Exact name of small business issuer as specified in its charter)

DELAWARE	76-0763470
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4400 Biscayne Blvd, Suite 1500 Miami, Florida	33137
(Address of Principal Executive Offices)	(Zip Code)

Issuer's telephone number: (310) 385-9631

9229 Sunset Blvd., Suite 810
West Hollywood, California 90069
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes    X       No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    X          No

The number of shares of the issuer's common stock outstanding as of December 31, 2007 was 3,329, 988.

Transitional Small Business Disclosure Format (Check One): Yes         No    X

INDEX TO QUARTERLY REPORT
ON FORM 10-QSB

		Page
PART I FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	3

	Condensed Consolidated Balance Sheets
	December 31, 2007 and September 30, 2007	4

	Condensed Consolidated Statements of Operations
	For the Three Months Ended December 31, 2007 and 2006
	And from Inception, July 21, 2004, to December 31, 2007	5

	Condensed Consolidated Statement of Stockholders’ Equity
	From Inception, July 21, 2004, to December 31, 2007	6

	Condensed Consolidated Statements of Cash Flows
	For the Three Months Ended December 31, 2007 and 2006
	And from Inception, July 21, 2004, to December 31, 2007	7

	Notes to Condensed Consolidated Financial Statements	11

Item 2.	Management's Discussion and Analysis of Plan of Operation	16

Item 3.	Controls and Procedures	20

PART II OTHER INFORMATION
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 4.	Submission of Matters to a Vote of Security Holders	22

Item 6.	Exhibits	22

Signatures		24

PART I
FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

(Financial Statements Commence on Following Page)

LONGFOOT COMMUNICATIONS CORP.
A DEVELOPMENT STAGE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2007 (Unaudited)	September 30, 2007

ASSETS

CURRENT ASSETS

Cash	$79,990	$6,765
Prepaid expenses	20,195	2,995

TOTAL CURRENT ASSETS	100,185	9,760

EQUIPMENT, net of accumulated depreciation	-	10,000

TOTAL ASSETS	$100,185	$19,760

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Accrued liabilities	$2,700	$2,748

TOTAL LIABILITIES	$2,700	$2,748

STOCKHOLDERS’ EQUITY

Preferred stock, par value $0.001 per share
Authorized – 25,000,000 shares
Issued and outstanding – 0 shares	$-	$-
Common stock, par value $0.001 per share
Authorized – 225,000,000 shares
Issued and outstanding – 3,329,988 and 1,545,026, respectively	3,330	1,545
Additional paid-in capital	665,782	498,885
Deficit accumulated during the development stage	(571,627)	(483,418)

TOTAL STOCKHOLDERS’ EQUITY	97,485	17,012

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$100,185	$19,760

The accompanying notes are an integral part of the financial statements

LONGFOOT COMMUNICATIONS CORP.
A DEVELOPMENT STAGE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended December 31, 2007	Three Months Ended December 31, 2006	From July 21, 2004 (Date of Inception) to December 31, 2007

DEVELOPMENT STAGE EXPENSES

Station expenses	$-	$4,305	$26,979
General and administrative	-	48,041	289,654
Consulting fees, non-cash compensation	-	27,073	81,250
Impairment of asset, construction rights	-	-	35,000
Impairment of asset, equipment	-	-	17,919

TOTAL DEVELOPMENT STAGE EXPENSES	-	79,419	450,802

(LOSS) FROM OPERATIONS	-	(79,419)	(450,802)

DISCONTINUED OPERATIONS
Gain on sale of assets	2,435	-	2,435
(Loss) from discontinued operations	(75,709)	-	(75,709)

(LOSS) FROM DISCONTINUED OPERATIONS	(73,274)	-	(73,274)

OTHER INCOME (EXPENSE)
Beneficial conversion cost	(14,935)	-	(44,825)
Interest income	-	361	1,341
Interest expense	-	-	(2,467)

OTHER INCOME (EXPENSE)	(14,935)	361	(45,951)

INCOME TAXES	-	-	1,600

NET (LOSS)	$(88,209)	$(79,058)	$(571,627)

NET (LOSS) PER COMMON SHARE
Basic and diluted:
Continuing operations	$(0.03)	$(0.06)	$(0.53)
Discontinued operations	-	-	(0.09)
Net (loss)	$(0.03)	$(0.06)	$(0.62)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING

Basic and diluted	2,506,005	1,371,600	928,584

The accompanying notes are an integral part of the financial statements

LONGFOOT COMMUNICATIONS CORP.
A DEVELOPMENT STAGE COMPANY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FROM INCEPTION JULY 21, 2004 TO DECEMBER 31, 2007

				Deficit Accumulated		Total
	Common Stock		Additional	During the	Deferred Consulting	Stockholders’
	Shares	Amount	Paid-in Capital	Development Stage	Fees	Equity

Issuance of common stock for
Cash, net of expenses	100,000	$100	$-	$-	$-	$100

Expenses contributed by stockholders	-	-	2,200	-	-	2,200

Net (loss) for the period ended
September 30, 2004	-	-	-	(2,379)	-	(2,379)

Balance, September 30, 2004	100,000	100	2,200	(2,379)	-	(79)

Issuance of common stock for
Cash, net of expenses	2,900,000	2,900	104,508	-	-	107,408

Expenses contributed by stockholders	-	-	6,700	-	-	6,700

Net (loss) for the year ended
September 30, 2005	-	-	-	(15,113)	-	(15,113)

Balance, September 30, 2005	3,000,000	3,000	113,408	(17,492)	-	98,916

Issuance of common stock for
Cash, net of expenses	789,800	789	166,694	-	-	167,483

Issuance of common stock for
Deferred consulting fees	325,000	325	80,925	-	(81,250)	-

Amortization of deferred consulting
fees	-	-	-	-	27,083	27,083

The accompanying notes are an integral part of the financial statements

LONGFOOT COMMUNICATIONS CORP.
A DEVELOPMENT STAGE COMPANY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FROM INCEPTION JULY 21, 2004 TO DECEMBER 31, 2007

				Deficit Accumulated		Total
			Additional	During the	Deferred Consulting	Stockholders’
	Shares	Amount	Paid-in Capital	Development Stage	Fees	Equity

Expenses contributed by stockholders	-	-	2,440	-	-	2,440

Net (loss) for the year ended
September 30, 2006	-	-	-	(175,675)		(175,675)

Balance, September 30, 2006	4,114,800	4,114	363,467	(193,167)	(54,167)	120,247

Issuance of common stock for
debt	520,278	520	99,639	-	-	100,159

Beneficial conversion cost	-	-	29,890	-	-	29,890

Amortization of deferred consulting
fees	-	-	-	-	54,167	54,167

Expenses contributed by stockholders	-	-	2,800	-	-	2,800

1:3 Reverse stock split	(3,090,052)	(3,089)	3,089	-	-	-

Net (loss) for the year
Ended September 30, 2007	-	-	-	(290,251)	-	(290,251)

Balance, September 30, 2007	1,545,026	1,545	498,885	(483,418)	-	17,012

Issuance of common stock for
cash	1,698,382	1,698	48,302	-	-	50,000

Issuance of common stock for
debt	86,580	87	49,913	-	-	50,000

The accompanying notes are an integral part of the financial statements

LONGFOOT COMMUNICATIONS CORP.
A DEVELOPMENT STAGE COMPANY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FROM INCEPTION JULY 21, 2004 TO DECEMBER 31, 2007

				Deficit Accumulated		Total
			Additional	During the	Deferred Consulting	Stockholders’
	Shares	Amount	Paid-in Capital	Development Stage	Fees	Equity

Beneficial conversion cost	-	-	14,935	-	-	14,935

Contributed capital, cash	-	-	53,347	-	-	53,347

Expenses contributed by stockholders	-	-	400	-	-	400

Net (loss) for the three months
Ended December 31, 2007	-	-	-	(88,209)	-	(88,209)

Balance, September 30, 2007	3,329,988	$3,330	$665,782	$(571,627)	$-	$97,485

The accompanying notes are an integral part of the financial statements

LONGFOOT COMMUNICATIONS CORP.
A DEVELOPMENT STAGE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31, 2007	Three Months Ended December 31, 2006	From July 21, 2004 (Date of Inception) to December 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) from continuing operations	$(14,935)	$(79,058)	$(498,353)
Adjustments to reconcile net (loss) to net cash
(used) by operating activities:
(Loss) from discontinued operations	(73,274)	-	(73,274)
Expenses contributed by stockholders	400	800	14,540
Consulting fees, non-cash compensation	-	27,073	81,250
Beneficial conversion cost	14,935	-	44,825
Issuance of common stock for interest expense	-	-	159
Depreciation expense	935	1,859	10,191
Impairment of asset, construction rights	-	-	35,000
Impairment of asset, equipment	-	-	17,919
Gain on sale of asset	(2,435)	-	(2,435)
Changes in operating assets and liabilities:
Prepaid expenses	(17,200)	2,375	(20,195)
Accrued liabilities	(48)	16,483	2,700

NET CASH (USED) BY OPERATING ACTIVITIES	(91,622)	(30,468)	(387,673)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	11,500	-	11,500
Purchase of equipment	-	(1,036)	(37,175)
Acquisition of construction rights	-	-	(35,000)
NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES	11,500	(1,036)	(60,675)
CASH FLOWS FROM FINANCING ACTIVITIES:
Note receivable – related party	-	-	-
Proceeds from note payable – related party	50,000	159	186,100
Repayment of note payable – related party	-	-	(36,100)
Capital contribution	53,347	-	53,347
Proceeds from sale of common stock, net of expenses	50,000	-	324,991
NET CASH PROVIDED BY FINANCING ACTIVITIES	153,347	159	528,338

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	73,225	(31,345)	79,990
CASH AND CASH EQUIVALENTS
AT THE BEGINNING OF THE PERIOD	6,765	49,443	-
CASH AND CASH EQUIVALENTS
AT THE END OF THE PERIOD	$79,990	$18,098	$79,990

The accompanying notes are an integral part of the financial statements

LONGFOOT COMMUNICATIONS CORP.
A DEVELOPMENT STAGE COMPANY
CONDENSEND CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Three Months Ended December 31, 2007	Three Months Ended December 31, 2006	From July 21, 2004 (Date of Inception) to December 31, 2007

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION

Interest paid	$-	$-	$2,308
Taxes paid	$-	$-	$1,600

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Expenses contributed by stockholders	$400	$800	$14,540

Issuance of 325,000 shares of common stock for consulting agreement	$-	$-	$81,250

The accompanying notes are an integral part of the financial statements

LONGFOOT COMMUNICATIONS CORP.
A DEVELOPMENT STAGE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	ORGANIZATION AND BASIS OF PRESENTATION

Nature of Business and History

Longfoot Communications Corp (the “Company”) was organized July 21, 2004 in Delaware and, through November 13, 2007, was a media company primarily focused on obtaining, developing and operating radio and low power television stations.

On October 22, 2007, the Company entered into a Stock Purchase Agreement (the “Agreement”) with certain investors (the “Purchasers”). Pursuant to the Agreement, the Company agreed to sell to the Purchasers an aggregate of 51% of the outstanding post-reverse split shares of the common stock of the Company, (the “Shares”). The purchase price for the sale of the Shares was an amount equal to the net cash on hand as of the Closing Date after deducting any liabilities existing as of the Closing Date and the costs and expenses of this transaction.

The Agreement required the Company to seek stockholder approval to sell its low power television business, implement a one-for-three reverse stock split, increase the authorized shares of common stock to 225,000,000 shares, increase the authorized shares of preferred stock to 25,000,000 shares, provide for indemnification of and advancement of expenses for officers and directors to the maximum extent permitted by applicable law and adopt new Bylaws for the Company.  Stockholders owning a majority of the Company’s shares approved the foregoing actions on October 31, 2007.  The Agreement also provided that the Company would not conduct another reverse stock split for a period of 24 months from the Closing Date and that the size of the board of directors be increased to five persons.

On November 26, 2007, the one-for-three reverse stock split was effective and the increase in the number of authorized common and preferred shares also became effective upon the filing of the Amended and Restated Certificate of Incorporation with the Delaware Secretary of State.

On November 28, 2007, the Company, the Purchasers and certain principal stockholders also entered into a First Amendment to the Agreement which provided for the principal stockholders to contribute an amount that would yield the Company a net amount of $50,000 at closing.   The closing occurred on November 28, 2007 at which time the Purchasers paid a total of $50,000 and were issued a total of 1,698,382 shares of the Company’s restricted common stock, representing approximately 51% of the Company’s issued and outstanding common shares.

Certain principal stockholders also contributed additional capital to the Company which, as of the Closing Date, left the Company with $100,000 in cash and no liabilities.

On November 12, 2007, the Company entered into an Asset Purchase Agreement to sell the Winslow, Arizona LPTV station assets.  The station’s equipment was sold for $11,500, which was in excess of an appraised value of $9,958 as determined by an appraisal report dated October 15, 2007.  Since the buyer did not want to continue operating the LPTV station, we terminated broadcast operations on November 14, 2007.  The lease for the station offices has been cancelled and the Company returned the broadcast license to the FCC on November 13, 2007.  Upon consummation of the Asset Purchase Agreement, the Company was deemed a “shell company” with no business operations.

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the accounts of Longfoot Communications Corp. and its wholly-owned subsidiary, Village Broadcasting Corp. (“VBC”).  All material inter-company accounts and transactions have been eliminated.

As of December 31, 2007, the Company was in the development stage of operations.  According to the Financial Accounting Standards Board Statement No. 7, “Accounting and Reporting by Development Stage Enterprises” of the Financial Accounting Foundation, a development stage company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principal activities have not commenced, or have commenced and have not yet produced significant revenue.

The statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements pursuant to Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2007 are not necessarily indicative of operating results that may be expected for the year ending September 30, 2008. For further information refer to the financial statements and footnotes included in Form 10-KSB for the year ended September 30, 2007.

Accounting principles generally accepted in the United States require management to make estimates and assumptions that affect the accounting for and recognition of assets, liabilities, stockholders' equity, revenue and expenses. Estimates and assumptions are made because certain information is dependent on future events. Actual results could differ from those estimates.

NOTE 2	STOCKHOLDERS’ EQUITY

In October 2007, the Company issued 86,580 shares of its common stock for conversion of debt.  The stock was valued at $0.75 per share for a total value of $64,935.

In November 2007, the Company received $50,000 and issued 1,698,382 shares of its common stock pursuant to the Agreement.

During the three months ended December 31, 2007, the Company received $53,347 in cash as capital contributions from its principal stockholders.

NOTE 3	RELATED PARTY TRANSACATIONS

Irrevocable Funding Agreement– Convertible Note Payable

In December 2006, the Company entered into an Irrevocable Funding Agreement, (the “Funding Agreement”), with a principal stockholder to fund its cash flow requirements through December 2007. The Funding Agreement allowed the Company to borrow up to $150,000 for working capital or capital requirements as needed at any time during the period. The stockholder could have converted any portion of the funds loaned into restricted common stock at a conversion price of $0.1925 per share. Any balance not converted was payable December 31, 2007 with interest at 5% per annum.

During October 2007, the Company borrowed $50,000 under the Funding Agreement.  The debt and accrued interest could be converted into shares with a fair value of $0.25 per share for a total of $64,935. The debt was immediately converted into 259,740 (86,580 after reverse split at $0.75 per share) shares of common stock.  Accordingly, the Company recognized the additional $14,935 as a beneficial conversion cost. There is no balance outstanding under the Funding Agreement at December 31, 2007.

Consulting and Administrative Services

Through November 28, 2007, the Company's former President provided consulting and administrative services to the Company at no cost. The fair value of the services was based on the estimated hours incurred at $40 per hour and has been recorded as a charge to expense and a credit to Additional Paid-in Capital. The total contributed during the periods ended December 31, 2007 and 2006 amounted to $400 and $800, respectively.

Consulting Agreement

During April 2007, upon approval by the Board of Directors, the Company engaged a principal shareholder, PP60, LLC, as a consultant for potential acquisitions of business properties, expansion of present operations and other business opportunities.  The agreement was for a term of one year at the rate of $3,000 per month.  Consulting expense under this agreement amounted to $3,000 and $-0- for the three months ended December 31, 2007 and 2006, respectively. The agreement was terminated in October 2007.

Office Lease

Through November 2007, the Company leased its primary office space on a month-to-month basis (cancelable upon a 30 day written notice) from a company controlled by principal stockholders. The monthly rent was $500, based upon the estimated allocation of the space used. Rent expense amounted to $500 and $1,500 for the three months ended December 31, 2007 and 2006, respectively.

NOTE 4	DISCONTINUED OPERATIONS

Pursuant to the Agreement, the Company was required to divest the LPTV operations prior to effecting the close of the transaction.  As a result, the Company’s Board of Directors approved the sale of the sole LPTV station in Winslow, Arizona, and on November 12, 2007, the Company entered into an Asset Purchase Agreement to sell the Winslow, Arizona LPTV station assets to an individual who, although he had rendered LPTV consulting services to the Company in connection with the operation of this station, is otherwise unaffiliated with the Company.  The station’s equipment was sold for $11,500, which was in excess of an appraised value of $9,958 as determined by an appraisal report dated October 15, 2007.  Since the buyer did not want to continue operating the LPTV station, the Company terminated broadcast operations on November 14, 2007.  The lease for the station offices has been cancelled and the Company returned the broadcast license to the FCC on November 13, 2007.  Upon consummation of the Asset Purchase Agreement, the Company was deemed a “shell company” with no business operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF PLAN OFOPERATION

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States.  The preparation of financial statements requires managers to make estimates and disclosures on the date of the financial statements.  On an on-going basis, management evaluates its estimates, including, but not limited to, those related to revenue recognition.  We use authoritative pronouncements, historical experience and other assumptions as the basis for making judgments.  Actual results could differ from those estimates.  We believe that the following critical accounting policies affect our more significant judgments and estimates in the preparation of our consolidated financial statements.

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

Past Business Operations

We were incorporated in the state of Delaware on July 21, 2004.  Our subsidiary, VBC, was incorporated in the state of Delaware on October 27, 2005. Since our inception, we have bid on several FM radio station licenses, (but were unable to acquire any such licenses) and contracted to acquire the construction permit for one LPTV station located in Mammoth Lakes, California, which we subsequently determined not to acquire.  In October 2005, we acquired construction permits to develop three new LPTV stations to be located in Gladstone, Michigan; Winslow, Arizona and Big Sky, Montana.  These construction permits were formally approved for transfer by the FCC on January 18, 2006 and were held in our subsidiary, VBC.

We completed the construction of the Winslow, Arizona LPTV station in July 2006 at a cost of approximately $36,000, including equipment.  We determined not to proceed with construction of LPTV stations in Gladstone, Michigan or Big Sky, Montana and have written-off the investment in those construction permits.  We have not generated any revenues to date from our one operating LPTV station in Winslow, Arizona, and, as of November 13, 2007, this station ceased operations.

Plan of Operation for the Next Twelve Months

Upon disposition of our assets we became a “shell company” with limited operating assets or business.  Our plan of business will be to identify and evaluate a merger or other business combination with a well-capitalized operating company with growth potential.  No assurance can be given as to when or if we will be successful in doing so.  If we are successful, the number of employees may significantly increase.  In order to engage in any business combination we will need an undetermined amount of additional cash.  These factors raise substantial doubt about the Company’s ability to continue as a going concern in the short term and its business activities or profitability in the long term.

 The cash and cash equivalents on hand at December 31,2007 should be sufficient to meet our anticipated cash requirements for operation for the next 12 months as a development  stage non-operating company and we will require additional funding if we remain as a “shell company” beyond 12 months or enter in to a business combination.

Results of Operations

Operating Results for the Three Months Ended December 31, 2007 and 2006

During the three months ended December 31, 2007 and 2006 we had no revenues from operations.  Due to the our discontinued operations, general and administrative expenses amounted to $0 for the three months ended December 31, 2007, as compared to $48,041 for the three months ended December 31, 2006. These expenses related primarily to legal and accounting fees in connection with establishing the LPTV stations and the preparation of our quarterly financial statements. During the three months ended December 31, 2007, we recorded a beneficial conversion cost in the amount of $14,935 relating to convertible debt. During the three months ended December 31, 2006, we amortized $27,073 of consulting fees.

During the three months ended December 31, 2007, we incurred $75,709 of expenses related to our discontinued broadcasting operations along with a $2,435 gain on the sale of assets related to these discontinued operations.

We incurred a net loss of $88,209 for the three months ended December 31, 2007 compared to a net loss of $79,058 for the three months ended December 31, 2006.

Equity and Capital Resources

We have incurred losses since inception of our business (July 21, 2004) and, as of December 31, 2007, we had an accumulated deficit of $571,627.  As of December 31, 2007, we had cash of $79,990 and working capital of $97,485.

To date, we have funded our operations through a combination of borrowings from a shareholder and the issuance of common stock. We completed the purchase of three permits to construct LPTV stations in Winslow, AZ, Gladstone, MI, and Big Sky, MT in January 2006 for a total purchase price of $35,000.  Since inception, we have expended approximately $37,000 for construction and equipment of the LPTV station in Winslow, AZ and have recorded an impairment on all construction permits.

In April 2006, we completed a public offering of our common stock and sold 789,800 shares for gross proceeds of approximately $197,000. After deducting offering expenses paid by Longfoot, we realized net proceeds of approximately $167,000 which had been used to fund ongoing operations.

In December 2006, we entered into the Funding Agreement with a principal stockholder to fund our cash flow requirements through December 2007.  The Funding Agreement allowed us to borrow up to $150,000 for working capital or capital requirements as needed at any time during the period.  The stockholder would have converted any portion of the funds loaned into restricted common stock at a conversion price of $0.1925 per share.  Any balance not converted was payable December 31, 2007 with interest at 5% per annum.

During January 2007, the Company borrowed $50,000 under the Funding Agreement.  During February 2007, the debt and accrued interest ($50,028) were converted into 259,855 shares of common stock.  The shares issued had a fair value of $0.25 per share for a total of $64,971.  Accordingly, the Company recognized $14,943 as a loss on conversion of debt.

During June 2007, the Company borrowed $25,000 under the Funding Agreement.  The debt and accrued interest could be converted into shares with a fair value of $0.25 per share for a total of $32,638. During July 2007, the debt and accrued interest ($25,131) were converted into 130,553 shares of common stock.  Accordingly, the Company recognized the additional value of $7,479 as a beneficial conversion cost.

During August 2007, the Company borrowed $25,000 under the Funding Agreement.  The debt and accrued interest could be converted into shares with a fair value of $0.25 per share for a total of $32,468. During August 2007, the debt and accrued interest ($25,000) were converted into 129,870 shares of common stock.  Accordingly, the Company recognized the additional value of $7,468 as a beneficial conversion cost.

During October 2007, the Company borrowed $50,000 under the Funding Agreement.  The debt and accrued interest could be converted into shares with a fair value of $0.25 per share for a total of $64,935. The debt was immediately converted into 259,740 (before the reverse split) shares of common stock.  Accordingly, the Company recognized the additional $14,935 as a beneficial conversion cost.

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

Factors Affecting Longfoot’s Business

As a development stage company with limited operating history we may not be able to achieve positive cash flows and our limited history of operations makes evaluation of our business and prospects difficult. We have been in operation only since late 2004 and we have only recently commenced and terminated our business operations.  We have not yet generated any revenues and do not expect to do so in the foreseeable future. As a result, we have only a limited operating history upon which to evaluate our future potential performance. Our prospects must be considered in light of the risks and difficulties encountered by new companies which have not yet established their business operations.

We will require additional funds to finance the acquisition and development of any future business.  We may need to raise such financing through public or private equity financings or incur debt. There is no assurance that the additional financing will be available or if available, on terms deemed acceptable to us.

We will face considerable risks in each step of our business plan such as our ability to identify and acquire and develop favorable business.

ITEM 3.                      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

The Company’s management, with the participation of its chief executive officer and its chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of December 31, 2007, the end of the quarter covered by this report. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of that date, the Company’s disclosure controls and procedures were not effective at a reasonable assurance level in timely alerting them as to material information relating to us(including our consolidated subsidiary) that is required to be included in our periodic reports because, due to the size of the Company and the lack of operations, the CEO and CFO positions are not segregated and the CEO/CFO are not involved in the Company on a daily basis.  The Company has also transitioned to a new CFO, while the former CFO is providing accounting services to the Company on a per diem basis. Our CEO/CFO and former CFO have worked together during the transition period to  address these issues and, not withstanding the foregoing, management believes that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Our management  and Board of Director does  not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control gaps and instances of fraud have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting.

Effective November 28, 2007, Aaron A. Grunfeld , a director was appointed as the Company’s interim and acting Chief Executive Officer, Chief Financial Officer and Secretary. We have engaged the former CFO and former per diem accountant of the Company to assist our new CFO in processing the information and allowing the final review of this information to be performed by the CFO.  There were no other changes in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During October 2007, the Company borrowed $50,000 under the Funding Agreement.  The debt and accrued interest could be converted into shares with a fair value of $0.25 per share for a total of $64,935. The debt was immediately converted into 259,740 (before the reverse split) shares of common stock.  Accordingly, the Company recognized the additional $14,935 as a beneficial conversion cost.  The securities were issued pursuant to the private placement exemption provided by Section 4(2) of the Securities Act of 1933 as amended (“Securities Act”).  The shares are deemed to be “restricted securities” as defined in Rule 144 under the Securities Act and the certificates evidencing these securities bear a legend stating the restrictions on resale.

On October 22, 2007, the Company entered into the Agreement with the Purchasers. Pursuant to the Agreement, the Company agreed to sell to the Purchasers an aggregate of 51% of the outstanding post-reverse split shares of the common stock of the Company, (the “Shares”). The purchase price for the sale of the Shares was set to be an amount equal to the net cash on hand as of the closing date after deducting any liabilities existing as of the closing date and the costs and expenses of this transaction.

On November 28, 2007, the Company, the Purchasers and certain principal stockholders also entered into a First Amendment to the Agreement which provided for the principal stockholders to contribute an amount that would yield the Company a net amount of $50,000 at closing and the Purchasers would be issued 1,698,382 shares of common stock.   The closing occurred on November 28, 2007, at which time the Purchasers paid a total of $50,000 and were issued a total of 1,698,382 shares of the Company’s restricted common stock, representing approximately 51% of the Company’s issued and outstanding common shares. Certain principal stockholders also contributed additional capital to the Company which, as of the Closing Date, left the Company with $100,000 in cash and no liabilities.

Pursuant to the Agreement, upon the closing date of November 28, 2007, a total of 1,698,382 shares of the Company’s restricted common stock were issued to the four Purchasers. The Purchasers paid an aggregate of $50,000 for these restricted shares.  The offer and issuance of these securities was made without any public solicitation to the four individuals/entities and the Purchasers represented that they acquired their securities for investment purposes only.  The Purchasers, both individually and through their managers, had access to complete information about Longfoot and each was deemed capable of evaluating the merits and risks of acquiring shares in Longfoot.  The securities were issued pursuant to the private placement exemption provided by Section 4(2) of the Securities Act.  These shares are deemed to be “restricted securities” as defined in Rule 144 under the Securities Act and the certificates evidencing these securities bear a legend stating the restrictions on resale.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

As described in the Form 8-K filed by the Company on November 30, 2007, the Company’s Board of Directors and stockholders approved amendments to its Certificate of Incorporation to provide for, among other things:

(1)    a one-for-three reverse stock split;

(2)    an increase in the authorized number of common shares to 225 million; and

(3)    an increase in the authorized number of blank check preferred shares to 25 million.

These actions were taken by written consent dated as of October 22, 2007.  These changes became effective November 26, 2007, upon filing of the Amended and Restated Certificate of Incorporation with the Delaware Secretary of State.

ITEM 6.	EXHIBITS

3.1(b)	Amended and Restated Certificate of Incorporation dated November 28, 2007 (incorporated by reference to Form 8-K filed November 30, 2007)

3.2(a)	Revised Bylaws adopted October 31, 2007 (incorporated by reference to Form 8-K filed November 30, 2007)

10.1	Stock Purchase Agreement dated October 22, 2007, (incorporated by reference to Form 8-K filed October 25, 2007.

10	First Amendment to Stock Purchase Agreement (incorporated by reference to Form 8-K filed November 30, 2007)

99.1	Press Release dated November 27, 2007 (incorporated by reference to Form 8-K filed November 30, 2007)

31	Certification of President and CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by President and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONGFOOT COMMUNICATIONS CORP.

Dated: February 7, 2008	By:	/s/ Aaron Grunfeld
Aaron Grunfeld
President and CFO