Form 10QSB
period 2008-03-31
Longfoot Communications Corp.
filed 2008-05-12
CIK 1345721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

 Washington, DC 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008.

[     ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE

TRANSITION PERIOD FROM

_______________ to _______________

Commission File Number 333-130110

LONGFOOT COMMUNICATIONS CORP.
 (Exact name of small business issuer as specified in its charter)

DELAWARE	76-0763470
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4400 Biscayne Blvd, Suite 950 Miami, Florida	33137
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (305) 573-4112

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ X ]   Yes    [     ]   No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[ X ]   Yes    [     ]   No

The number of shares of the issuer's common stock outstanding as of March 31, 2008 was 3,329,988.

Transitional Small Business Disclosure Format (Check One):
[     ]   Yes    [ X ]   No

INDEX TO QUARTERLY REPORT
ON FORM 10-QSB

PART I
FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

(Financial Statements Commence on Following Page)

LONGFOOT COMMUNICATIONS CORP.
A DEVELOPMENT STAGE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008 (Unaudited)	September 30, 2007

ASSETS

CURRENT ASSETS

Cash	$63,986	$6,765
Prepaid expenses	14,196	2,995

TOTAL CURRENT ASSETS	78,182	9,760

EQUIPMENT, net of accumulated depreciation	-	10,000

TOTAL ASSETS	$78,182	$19,760

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Accrued liabilities	$11,053	$2,748

TOTAL LIABILITIES	$11,053	$2,748

STOCKHOLDERS’ EQUITY

Preferred stock, par value $0.001 per share
Authorized – 25,000,000 shares
Issued and outstanding – 0 shares	$-	$-
Common stock, par value $0.001 per share
Authorized – 225,000,000 shares
Issued and outstanding – 3,329,988 and 1,545,026, respectively	3,330	1,545
Additional paid-in capital	665,782	498,885
Deficit accumulated during the development stage	(601,983)	(483,418)

TOTAL STOCKHOLDERS’ EQUITY	67,129	17,012

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$78,182	$19,760

The accompanying notes are an integral part of the financial statements

LONGFOOT COMMUNICATIONS CORP.
A DEVELOPMENT STAGE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	Six Months Ended March 31, 2008	Six Months Ended March 31, 2007	From July 21, 2004 (Date of Inception) to March 31, 2008

DEVELOPMENT STAGE EXPENSES

Station expenses	$-	$7,163	$-	$11,468	$26,979
General and administrative	28,756	34,700	28,756	82,741	318,410
Consulting fees, non-cash compensation	-	27,094	-	54,167	81,250
Impairment of asset, construction rights	-	-	-	-	35,000
Impairment of asset, equipment	-	-	-	-	17,919

TOTAL DEVELOPMENT STAGE EXPENSES	28,756	68,957	28,756	148,376	479,558

(LOSS) FROM OPERATIONS	(28,756)	(68,957)	(28,756)	(148,376)	(479,558)

DISCONTINUED OPERATIONS
Gain on sale of assets	-	-	2,435	-	2,435
(Loss) from discontinued operations	-	-	(75,709)	-	(75,709)

(LOSS) FROM DISCONTINUED OPERATIONS	-	-	(73,274)	-	(73,274)

OTHER INCOME (EXPENSE)
Beneficial conversion cost	-	(14,943)	(14,935)	(14,943)	(44,825)
Interest income	-	358	-	719	1,341
Interest expense	-	(28)	-	(28)	(2,467)

OTHER INCOME (EXPENSE)	-	(14,613)	(14,935)	(14,252)	(45,951)

INCOME TAXES	1,600	-	1,600	-	3,200

NET (LOSS)	$(30,356)	$(83,570)	$(118,565)	$(162,628)	$(601,983)

NET (LOSS) PER COMMON SHARE
Basic and diluted:
Continuing operations	$(0.01)	$(0.06)	$(0.01)	$(0.12)	$(0.48)
Discontinued operations	-	-	(0.02)	-	(0.07)
Net (loss)	$(0.01)	$(0.06)	$(0.03)	$(0.12)	$(0.55)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING

Basic and diluted	3,329,988	1,423,577	2,780,057	1,397,303	1,092,611

The accompanying notes are an integral part of the financial statements

LONGFOOT COMMUNICATIONS CORP.
A DEVELOPMENT STAGE COMPANY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FROM INCEPTION JULY 21, 2004 TO MARCH 31, 2008
(UNAUDITED)

				Deficit
				Accumulated
	Common Stock		Additional	During the	Deferred	Total
			Paid-in	Development	Consulting	Stockholders’
	Shares	Amount	Capital	Stage	Fees	Equity

Issuance of common stock for
Cash, net of expenses	100,000	$100	$-	$-	$-	$100

Expenses contributed by stockholders	-	-	2,200	-	-	2,200

Net (loss) for the period ended
September 30, 2004	-	-	-	(2,379)	-	(2,379)

Balance, September 30, 2004	100,000	100	2,200	(2,379)	-	(79)

Issuance of common stock for
Cash, net of expenses	2,900,000	2,900	104,508	-	-	107,408

Expenses contributed by stockholders	-	-	6,700	-	-	6,700

Net (loss) for the year ended
September 30, 2005	-	-	-	(15,113)	-	(15,113)

Balance, September 30, 2005	3,000,000	3,000	113,408	(17,492)	-	98,916

Issuance of common stock for
Cash, net of expenses	789,800	789	166,694	-	-	167,483

Issuance of common stock for
Deferred consulting fees	325,000	325	80,925	-	(81,250)	-

Amortization of deferred consulting
fees	-	-	-	-	27,083	27,083

The accompanying notes are an integral part of the financial statements

LONGFOOT COMMUNICATIONS CORP.
A DEVELOPMENT STAGE COMPANY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FROM INCEPTION JULY 21, 2004 TO MARCH 31, 2008
(UNAUDITED)

				Deficit
				Accumulated
	Common Stock		Additional	During the	Deferred	Total
			Paid-in	Development	Consulting	Stockholders’
	Shares	Amount	Capital	Stage	Fees	Equity

Expenses contributed by stockholders	-	-	2,440	-	-	2,440

Net (loss) for the year ended
September 30, 2006	-	-	-	(175,675)		(175,675)

Balance, September 30, 2006	4,114,800	4,114	363,467	(193,167)	(54,167)	120,247

Issuance of common stock for
debt	520,278	520	99,639	-	-	100,159

Beneficial conversion cost	-	-	29,890	-	-	29,890

Amortization of deferred consulting
fees	-	-	-	-	54,167	54,167

Expenses contributed by stockholders	-	-	2,800	-	-	2,800

1:3 Reverse stock split	(3,090,052)	(3,089)	3,089	-	-	-

Net (loss) for the year
Ended September 30, 2007	-	-	-	(290,251)	-	(290,251)

Balance, September 30, 2007	1,545,026	1,545	498,885	(483,418)	-	17,012

Issuance of common stock for
cash	1,698,382	1,698	48,302	-	-	50,000

Issuance of common stock for
debt	86,580	87	49,913	-	-	50,000

The accompanying notes are an integral part of the financial statements

LONGFOOT COMMUNICATIONS CORP.
A DEVELOPMENT STAGE COMPANY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FROM INCEPTION JULY 21, 2004 TO MARCH 31, 2008
(UNAUDITED)

				Deficit
				Accumulated
			Additional	During the	Deferred	Total
	Common Stock		Paid-in	Development	Consulting	Stockholders’
	Shares	Amount	Capital	Stage	Fees	Equity
Beneficial conversion cost	-	-	14,935	-	-	14,935

Contributed capital, cash	-	-	53,347	-	-	53,347

Expenses contributed by stockholders	-	-	400	-	-	400

Net (loss) for the six months
Ended March 31, 2008	-	-	-	(118,565)	-	(118,565)

Balance, March 31, 2008	3,329,988	$3,330	$665,782	$(601,983)	$-	$67,129

The accompanying notes are an integral part of the financial statements

LONGFOOT COMMUNICATIONS CORP.
A DEVELOPMENT STAGE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31, 2008	Six Months Ended March 31, 2007	From July 21, 2004 (Date of Inception) to March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) from continuing operations	$(45,291)	$(162,628)	$(528,709)
Adjustments to reconcile net (loss) to net cash
(used) by operating activities:
(Loss) from discontinued operations	(73,274)	-	(73,274)
Expenses contributed by stockholders	400	1,400	14,540
Consulting fees, non-cash compensation	-	54,167	81,250
Beneficial conversion cost	14,935	14,943	44,825
Issuance of common stock for interest expense	-	28	159
Depreciation expense	935	3,718	10,191
Impairment of asset, construction rights	-	-	35,000
Impairment of asset, equipment	-	-	17,919
Gain on sale of asset	(2,435)	-	(2,435)
Changes in operating assets and liabilities:
Prepaid expenses	(11,201)	3,750	(14,196)
Accrued liabilities	8,305	(2,385)	11,053
NET CASH (USED) BY OPERATING ACTIVITIES	(107,626)	(87,007)	(403,677)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	11,500	-	11,500
Purchase of equipment	-	(1,036)	(37,175)
Acquisition of construction rights	-	-	(35,000)
NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES	11,500	(1,036)	(60,675)
CASH FLOWS FROM FINANCING ACTIVITIES:
Note receivable – related party	-	(199)	-
Proceeds from note payable – related party	50,000	50,000	186,100
Repayment of note payable – related party	-	-	(36,100)
Capital contribution	53,347	-	53,347
Proceeds from sale of common stock, net of expenses	50,000	-	324,991
NET CASH PROVIDED BY FINANCING ACTIVITIES	153,347	49,801	528,338

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	57,221	(38,242)	63,986
CASH AND CASH EQUIVALENTS
AT THE BEGINNING OF THE PERIOD	6,765	49,443	-
CASH AND CASH EQUIVALENTS
AT THE END OF THE PERIOD	$63,986	$11,201	$63,986

The accompanying notes are an integral part of the financial statements

LONGFOOT COMMUNICATIONS CORP.
A DEVELOPMENT STAGE COMPANY
CONDENSEND CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Six Months Ended March 31, 2008	Six Months Ended March 31, 2007	From July 21, 2004 (Date of Inception) to March 31, 2008

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION

Interest paid	$-	$-	$2,308
Taxes paid	$-	$-	$1,600

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Expenses contributed by stockholders	$400	$1,400	$14,540

Issuance of 325,000 shares of common stock for consulting agreement	$-	$-	$81,250

Issuance of 260,006 shares of common stock for conversion of debt	$-	$64,971	$187,505

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

As of March 31, 2008, the Company was in the development stage of operations.  According to the Financial Accounting Standards Board Statement No. 7, “Accounting and Reporting by Development Stage Enterprises” of the Financial Accounting Foundation, a development stage company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principal activities have not commenced, or have commenced and have not yet produced significant revenue.

The statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements pursuant to Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 2008 are not necessarily indicative of operating results that may be expected for the year ending September 30, 2008. For further information refer to the financial statements and footnotes included in Form 10-KSB for the year ended September 30, 2007.

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

During the six months ended March 31, 2008, the Company received $53,347 in cash as capital contributions from its principal stockholders.

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

During October 2007, the Company borrowed $50,000 under the Funding Agreement.  The debt and accrued interest could be converted into shares with a fair value of $0.25 per share for a total of $64,935. The debt was immediately converted into 259,740 (86,580 after reverse split at $0.75 per share) shares of common stock.  Accordingly, the Company recognized the additional $14,935 as a beneficial conversion cost. There is no balance outstanding under the Funding Agreement at March 31, 2008.

Consulting and Administrative Services

Through November 28, 2007, the Company's former President provided consulting and administrative services to the Company at no cost. The fair value of the services was based on the estimated hours incurred at $40 per hour and has been recorded as a charge to expense and a credit to Additional Paid-in Capital. The total contributed during the six months ended March 31, 2008 and 2007 amounted to $400 and $1,400, respectively.

Consulting Agreement

During April 2007, upon approval by the Board of Directors, the Company engaged a principal shareholder, PP60, LLC, as a consultant for potential acquisitions of business properties, expansion of present operations and other business opportunities.  The agreement was for a term of one year at the rate of $3,000 per month.  Consulting expense under this agreement amounted to $3,000 and $-0- for the six months ended March 31, 2008 and 2007, respectively. The agreement was terminated in October 2007.

Office Lease

Through November 2007, the Company leased its primary office space on a month-to-month basis (cancelable upon a 30 day written notice) from a company controlled by principal stockholders. The monthly rent was $500, based upon the estimated allocation of the space used. Rent expense amounted to $500 and $3,150 for the six months ended March 31, 2008 and 2007, respectively.

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

Caution about forward-looking statements

This Form 10-QSB includes “forward-looking” statements about future financial results, future business changes and other events that haven’t yet occurred.  For example, statements like we “expect,” we “anticipate” or we “believe” are forward-looking statements.  Budgets and projections as to capital resources and expenditures during 2008 are also forward-looking statements.  Investors should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties about the future.  We do not undertake to update the information in this Form 10-QSB if any forward-looking statement later turns out to be inaccurate.  Details about risks affecting various aspects of our business are discussed throughout this Form 10-QSB and should be considered carefully.

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

 The cash and cash equivalents on hand at March 31, 2008 will not be sufficient to meet our anticipated cash requirements for operation for the next 12 months as a development  stage non-operating company and we will require additional funding if we are to remain as a “shell company” beyond 12 months or enter in to a business combination.

Results of Operations

Operating Results for the Three Months Ended March 31, 2008 and March 31, 2007

During the three months ended March 31, 2008 and 2007 we had no revenues from operations.  Due to the our discontinued operations, general and administrative expenses amounted to $28,756 for the three months ended March 31, 2008, as compared to $34,700 for the three months ended March 31, 2007. In both periods, these expenses related primarily to legal and accounting fees in connection with the preparation of our quarterly financial statements and maintenance of our books and records. During the three months ended March 31, 2007, we amortized $27,094 of consulting fees and we recorded a beneficial conversion cost in the amount of $14,943 relating to convertible debt.

We incurred a net loss of $30,356 for the three months ended March 31, 2008 compared to a net loss of $83,570 for the three months ended March 31, 2007.  The reduced loss is attributable to the cessation any business activity and the lack of any consulting fees as a result, as well as beneficial conversion cost in the quarter ended March 31, 2007.

Operating Results for the Six Months Ended March 31, 2008 and March 31, 2007

During the six months ended March 31, 2008 and 2007 we had no revenues from operations.  As we discontinued operations in 2007, general and administrative expenses were only $28,756 for the six months ended March 31, 2008, as compared to $82,741 for the six months ended March 31, 2007. In both periods these expenses related primarily to legal and accounting fees in connection with the preparation of our quarterly financial statements and maintenance of our books and records. During the six months ended March 31, 2008 we recorded a beneficial conversion cost in the amount of $14,935 relating to convertible debt.  During the six months ended March 31, 2007, we amortized $54,167 of consulting fees and we recorded a beneficial conversion cost in the amount of $14,943 relating to convertible debt.

During the six months ended March 31, 2008, we incurred $75,709 of expenses related to our discontinued broadcasting operations along with a $2,435 gain on the sale of assets related to these discontinued operations.

We incurred a net loss of $118,565 for the six months ended March 31, 2008 compared to a net loss of $162,628 for the six months ended March 31, 2007.  The reduced loss is primarily attributable to the cessation of business activity in the first quarter and the lack of any consulting fees in 2008.

Equity and Capital Resources

We have incurred losses since inception of our business (July 21, 2004) and, as of March 31, 2008, we had an accumulated deficit of $601,983.  As of March 31, 2008, we had cash of $63,986 and working capital of $67,129.

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

Off-Balance Sheet Arrangements

Since our inception through March 31, 2008, we have not engaged in any off-balance sheet arrangements as defined in Item 303(c) of the SEC’s Regulation S-B.

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

Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the quarter covered by this report. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of that date, the Company’s disclosure controls and procedures were not effective in timely alerting them as to material information relating to us(including our consolidated subsidiary) that is required to be included in our periodic reports because, due to the size of the Company and the lack of operations, the CEO and CFO positions were not segregated until recently and the CEO and CFO were not involved in the Company on a daily basis.  The Company has recently transitioned to a new CFO, as set forth below. Our CEO and CFO are working together during the transition period to  address these issues and, not withstanding the foregoing, management believes that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control gaps and instances of fraud have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting.

Effective March 3, 2008, Alan Weisberg, was appointed as the Company’s Chief Financial Officer.  Effective March 31, 2008, Glenn Halpryn, was appointed as the Company’s President and Secretary. We have engaged the former per diem accountant of the Company to assist our new CFO and CEO in processing the information and allowing the final review of this information to be performed by the CFO and CEO.  There were no other changes in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 6.	EXHIBITS.

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONGFOOT COMMUNICATIONS CORP.

Dated: May 12, 2008	/s/ GLENN HALPRYN
Glenn Halpryn
President and CEO

Dated: May 12, 2008	/s/ ALAN JAY WEISBERG
Alan Jay Weisberg
Chief Financial Officer