Form 10QSB
period 2008-06-30
Longfoot Communications Corp.
filed 2008-08-08
CIK 1345721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

 Washington, DC 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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
[ X ] Yes    [     ] No

The number of shares of the issuer's common stock outstanding as of July 25, 2008 was 3,332,553.

Transitional Small Business Disclosure Format (Check One):  [     ] Yes    [ X ] No

INDEX TO QUARTERLY REPORT
ON FORM 10-QSB

		Page
	PART I FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	3

	Condensed Consolidated Balance Sheets As of June 30, 2008 and September 30, 2007	4

	Condensed Consolidated Statements of Operations For the Three and Nine Months Ended June 30, 2008 and 2007 And from Inception, July 21, 2004, to June 30, 2008	5

	Condensed Consolidated Statement of Stockholders’ Equity From Inception, July 21, 2004, to June 30, 2008	6

	Condensed Consolidated Statements of Cash Flows For the Nine Months Ended June 30, 2008 and 2007 And from Inception, July 21, 2004, to June 30, 2008	7

	Notes to Condensed Consolidated Financial Statements	11

Item 2.	Management's Discussion and Analysis or Plan of Operation	16

Item 3A(T).	Controls and Procedures	21

	PART II OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Submission of Matters to a Vote of Security Holders	22

Item 5.	Other Information	22

Item 6.	Exhibits	23

Signatures		24

PART I
FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

(Financial Statements Commence on Following Page)

LONGFOOT COMMUNICATIONS CORP.
A DEVELOPMENT STAGE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008 (Unaudited)	September 30, 2007

ASSETS

CURRENT ASSETS

Cash	$42,058	$6,765
Prepaid expenses	8,198	2,995

TOTAL CURRENT ASSETS	50,256	9,760

EQUIPMENT, net of accumulated depreciation	-	10,000

TOTAL ASSETS	$50,256	$19,760

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Accrued liabilities	$3,568	$2,748

TOTAL LIABILITIES	3,568	2,748

STOCKHOLDERS’ EQUITY

Preferred stock, par value $0.001 per share
Authorized – 25,000,000 shares
Issued and outstanding – 0 shares	-	-
Common stock, par value $0.001 per share
Authorized – 225,000,000 shares
Issued and outstanding – 3,332,553 and 1,545,026, respectively	3,332	1,545
Additional paid-in capital	673,680	498,885
Deficit accumulated during the development stage	(630,324)	(483,418)

TOTAL STOCKHOLDERS’ EQUITY	46,688	17,012

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$50,256	$19,760

The accompanying notes are an integral part of the financial statements

LONGFOOT COMMUNICATIONS CORP.
A DEVELOPMENT STAGE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Nine Months Ended June 30, 2008	Nine Months Ended June 30, 2007	From July 21, 2004 (Date of Inception) to June 30, 2008

DEVELOPMENT STAGE EXPENSES

Station expenses	$-	$4,164	$-	$15,632	$26,979
General and administrative	28,486	30,279	57,242	113,020	346,896
Consulting fees, non-cash compensation	-	-	-	54,167	81,250
Impairment of asset, construction rights	-	10,000	-	10,000	35,000
Impairment of asset, equipment	-	-	-	-	17,919

TOTAL DEVELOPMENT STAGE EXPENSES	28,486	44,443	57,242	192,819	508,044

(LOSS) FROM OPERATIONS	(28,486)	(44,443)	(57,242)	(192,819)	(508,044)

DISCONTINUED OPERATIONS
Gain on sale of assets	-	-	2,435	-	2,435
(Loss) from discontinued operations	-	-	(75,709)	-	(75,709)

(LOSS) FROM DISCONTINUED OPERATIONS	-	-	(73,274)	-	(73,274)

OTHER INCOME (EXPENSE)
Beneficial conversion cost	-	(422)	(14,935)	(15,365)	(44,825)
Interest income	145	102	145	821	1,486
Interest expense	-	(38)	-	(66)	(2,467)

TOTAL OTHER INCOME (EXPENSE)	145	(358)	(14,790)	(14,610)	(45,806)

INCOME TAXES	-	800	1,600	800	3,200

NET (LOSS)	$(28,341)	$(45,601)	$(146,906)	$(208,229)	$(630,324)

NET (LOSS) PER COMMON SHARE
Basic and diluted:
Continuing operations	$(0.01)	$(0.03)	$(0.02)	$(0.15)	$(0.45)
Discontinued operations	-	-	(0.03)	-	(0.06)
Net (loss)	$(0.01)	$(0.03)	$(0.05)	$(0.15)	$(0.51)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING

Basic and diluted	3,330,733	1,458,228	2,962,948	1,417,611	1,233,032

The accompanying notes are an integral part of the financial statements

LONGFOOT COMMUNICATIONS CORP.
A DEVELOPMENT STAGE COMPANY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FROM INCEPTION JULY 21, 2004 TO JUNE 30, 2008
(UNAUDITED)

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

The accompanying notes are an integral part of the financial statements

LONGFOOT COMMUNICATIONS CORP.
A DEVELOPMENT STAGE COMPANY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FROM INCEPTION JULY 21, 2004 TO JUNE 30, 2008
(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Deferred Consulting Fees	Total Stockholders’ Equity

Expenses contributed by stockholders	-	-	2,440	-	-	2,440

Net (loss) for the year ended
September 30, 2006	-	-	-	(175,675)		(175,675)

Balance, September 30, 2006	4,114,800	4,114	363,467	(193,167)	(54,167)	120,247

Issuance of common stock for
debt	520,278	520	99,639	-	-	100,159

Beneficial conversion cost	-	-	29,890	-	-	29,890

Amortization of deferred consulting
fees	-	-	-	-	54,167	54,167

Expenses contributed by stockholders	-	-	2,800	-	-	2,800

1:3 Reverse stock split	(3,089,987)	(3,089)	3,089	-	-	-

Net (loss) for the year
Ended September 30, 2007	-	-	-	(290,251)	-	(290,251)

Balance, September 30, 2007	1,545,091	1,545	498,885	(483,418)	-	17,012

Issuance of common stock for
cash	1,698,382	1,698	48,302	-	-	50,000

Issuance of common stock for
debt	86,580	87	49,913	-	-	50,000

The accompanying notes are an integral part of the financial statements

LONGFOOT COMMUNICATIONS CORP.
A DEVELOPMENT STAGE COMPANY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FROM INCEPTION JULY 21, 2004 TO JUNE 30, 2008
(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Deferred Consulting Fees	Total Stockholders’ Equity

Issuance of common stock for
Services	2,500	2	7,498	-	-	7,500

Beneficial conversion cost	-	-	14,935	-	-	14,935

Contributed capital, cash	-	-	53,347	-	-	53,347

Expenses contributed by stockholders and officers	-	-	800	-	-	800

Net (loss) for the nine months
Ended June 30, 2008	-	-	-	(146,906)	-	(146,506)

Balance, June 30, 2008	3,332,553	$3,332	$673,680	$(630,324)	$-	$46,688

The accompanying notes are an integral part of the financial statements

LONGFOOT COMMUNICATIONS CORP.
A DEVELOPMENT STAGE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30, 2008	Nine Months Ended June 30, 2007	From July 21, 2004 (Date of Inception) to June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) from continuing operations	$(73,632)	$(208,229)	$(557,050)
Adjustments to reconcile net (loss) to net cash
(used) by operating activities:
(Loss) from discontinued operations	(73,274)	-	(73,274)
Expenses contributed by stockholders	800	1,800	14,940
Consulting fees, non-cash compensation	-	54,167	81,250
Beneficial conversion cost	14,935	15,365	44,825
Issuance of common stock for services	7,500	-	7,500
Issuance of common stock for interest expense	-	28	159
Depreciation expense	935	5,577	10,191
Impairment of asset, construction rights	-	10,000	35,000
Impairment of asset, equipment	-	-	17,919
Gain on sale of asset	(2,435)	-	(2,435)
Changes in operating assets and liabilities:
Prepaid expenses	(5,203)	4,517	(8,198)
Accrued liabilities	820	(3,606)	3,568
NET CASH (USED) BY OPERATING ACTIVITIES	(129,554)	(120,381)	(425,605)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	11,500	-	11,500
Purchase of equipment	-	(1,036)	(37,175)
Acquisition of construction rights	-	-	(35,000)
NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES	11,500	(1,036)	(60,675)
CASH FLOWS FROM FINANCING ACTIVITIES:
Note receivable – related party	-	18,042	-
Proceeds from note payable – related party	50,000	75,000	186,100
Repayment of note payable – related party	-	-	(36,100)
Capital contribution	53,347	-	53,347
Proceeds from sale of common stock, net of expenses	50,000	-	324,991
NET CASH PROVIDED BY FINANCING ACTIVITIES	153,347	93,042	528,338

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	35,293	(28,375)	42,058
CASH AND CASH EQUIVALENTS
AT THE BEGINNING OF THE PERIOD	6,765	49,443	-
CASH AND CASH EQUIVALENTS
AT THE END OF THE PERIOD	$42,058	$21,068	$42,058

The accompanying notes are an integral part of the financial statements

LONGFOOT COMMUNICATIONS CORP.
A DEVELOPMENT STAGE COMPANY
CONDENSEND CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Nine Months Ended June 30, 2008	Nine Months Ended June 30, 2007	From July 21, 2004 (Date of Inception) to June 30, 2008

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION

Interest paid	$-	$-	$2,308
Taxes paid	$1,600	$800	$3,200

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Expenses contributed by stockholders and officers	$800	$1,800	$14,940

Issuance of 2,500 shares of common stock for legal services	$7,500	$-	$7,500

Issuance of 325,000 shares of common stock for consulting agreement	$-	$-	$81,250

Issuance of 260,006 shares of common stock for conversion of debt	$-	$64,971	$187,505

The accompanying notes are an integral part of the financial statements

LONGFOOT COMMUNICATIONS CORP.
A DEVELOPMENT STAGE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1	ORGANIZATION AND BASIS OF PRESENTATION

Nature of Business and History

Longfoot Communications Corp. (the “Company”) was incorporated July 21, 2004 in Delaware and, through November 13, 2007, was a media company primarily focused on obtaining, developing and operating radio and low power television stations.

On October 22, 2007, the Company entered into a Stock Purchase Agreement (the “Agreement”) with certain investors (the “Purchasers”). Pursuant to the Agreement, the Company agreed to sell to the Purchasers an aggregate of 51% of the number of outstanding post-reverse split shares of the common stock of the Company (the “Shares”). The purchase price for the Shares was an amount equal to the Company’s net cash on hand as of the Closing Date after deducting any liabilities existing as of the Closing Date and the costs and expenses of this transaction.

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

On November 26, 2007, the one-for-three reverse stock split became effective, and the increase in the number of authorized common and preferred shares also became effective upon the filing of the Company’s Amended and Restated Certificate of Incorporation with the Delaware Secretary of State.

On November 28, 2007, the Company, the Purchasers and certain of the Company’s principal stockholders entered into a First Amendment to the Agreement which provided for the principal stockholders to contribute an amount that would yield the Company a net amount of $50,000 at closing.   The closing occurred on November 28, 2007, at which time the Purchasers paid a total of $50,000 and were issued a total of 1,698,382 shares of the Company’s common stock, representing approximately 51% of the Company’s issued and outstanding common shares. Certain of the Company’s principal stockholders also contributed additional capital to the Company which, as of the Closing Date, left the Company with $100,000 in cash and no liabilities.

On November 12, 2007, the Company entered into an Asset Purchase Agreement to sell the Winslow, Arizona LPTV station assets.  The station’s equipment was sold for $11,500, which was in excess of an appraised value of $9,958 as determined by an appraisal report dated October 15, 2007.  Since the buyer did not want to continue operating the LPTV station, we terminated broadcast operations on November 14, 2007.  The lease for the station offices has been cancelled, and the Company returned the broadcast license to the FCC on November 13, 2007.  Upon consummation of the Asset Purchase Agreement, the Company became a “shell company” with no business operations.

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the accounts of Longfoot Communications Corp. and its wholly-owned subsidiary, Village Broadcasting Corp. (“VBC”).  All material inter-company accounts and transactions have been eliminated.

As of June 30, 2008, the Company was in the development stage of operations.  According to the Financial Accounting Standards Board Statement No. 7, “Accounting and Reporting by Development Stage Enterprises” of the Financial Accounting Foundation, a development stage company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principal activities have not commenced, or have commenced and have not yet produced significant revenue.

The statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements pursuant to Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 2008 are not necessarily indicative of operating results that may be expected for the year ending September 30, 2008. For further information, refer to the financial statements and footnotes included in our Annual Report on Form 10-KSB for the year ended September 30, 2007.

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

In October 2007, the Company issued 86,580 shares of its common stock upon conversion of debt.  The stock was valued at $0.75 per share for a total value of $64,935.

In November 2007, the Company received $50,000 and issued 1,698,382 shares of its common stock pursuant to the Agreement.

During the nine months ended June 30, 2008, the Company received $53,347 in cash as capital contributions from its principal stockholders.

In June 2008, the Company issued 2,500 shares of its common stock for legal services rendered.  The stock was valued at $3.00 per share for a total value of $7,500.

NOTE 3	RELATED PARTY TRANSACATIONS

Irrevocable Funding Agreement– Convertible Note Payable

In December 2006, the Company entered into an Irrevocable Funding Agreement, (the “Funding Agreement”), with a principal stockholder to fund its cash flow requirements through December 2007. The Funding Agreement allowed the Company to borrow up to $150,000 for working capital or other capital requirements as needed at any time during the period. The stockholder could have converted any portion of the funds loaned into common stock at a conversion price of $0.1925 per share. Any balance not converted was payable December 31, 2007 with interest at 5% per annum.

During October 2007, the Company borrowed $50,000 under the Funding Agreement.  The debt and accrued interest could be converted into shares with a fair value of $0.25 per share for a total of $64,935. The debt was immediately converted into 259,740 (86,580 after reverse split at $0.75 per share) shares of common stock.  Accordingly, the Company recognized the additional $14,935 as a beneficial conversion cost. There was no balance outstanding under the Funding Agreement at June 30, 2008.

Consulting and Administrative Services

Through November 28, 2007, the Company's former President provided consulting and administrative services to the Company at no cost. The fair value of the services was based on the estimated hours incurred at $40 per hour and has been recorded as a charge to expense and a credit to Additional Paid-in Capital. From March 31, 2008 to June 30, 2008, the Company's President provided consulting and administrative services to the Company at no cost. The fair value of the services was based on the estimated hours incurred at $100 per hour and has been recorded as a charge to expense and a credit to Additional Paid-in Capital.

The total contributed during the nine months ended June 30, 2008 and 2007 amounted to $800 and $1,800, respectively.

Consulting Agreement

In April 2007, upon approval by the Board of Directors, the Company engaged a principal shareholder, PP60, LLC, as a consultant for potential acquisitions of business properties, expansion of present operations and other business opportunities.  The agreement was for a term of one year at the rate of $3,000 per month.  Consulting expense under this agreement amounted to $3,000 and $-0- for the nine months ended June 30, 2008 and 2007, respectively. The agreement was terminated in October 2007.

Office Lease

Through November 2007, the Company leased its primary office space on a month-to-month basis (cancelable upon a 30 day written notice) from a company controlled by the Company’s principal stockholders. The monthly rent was $500, based upon the estimated allocation of the space used. Rent expense amounted to $500 and $4,500 for the nine months ended June 30, 2008 and 2007, respectively.

NOTE 4	DISCONTINUED OPERATIONS

Pursuant to the Agreement, the Company was required to divest its LPTV operations.  As a result, the Company’s Board of Directors approved the sale of the sole LPTV station in Winslow, Arizona, and on November 12, 2007, the Company entered into an Asset Purchase Agreement to sell the Winslow, Arizona LPTV station assets to an individual who, although he had rendered LPTV consulting services to the Company in connection with the operation of this station, is otherwise unaffiliated with the Company.  The station’s equipment was sold for $11,500, which was in excess of an appraised value of $9,958 as determined by an appraisal report dated October 15, 2007.  Since the buyer did not want to continue operating the LPTV station, the Company terminated broadcast operations on November 14, 2007.  The lease for the station offices has been cancelled, and the Company returned the broadcast license to the FCC on November 13, 2007.  Upon consummation of the Asset Purchase Agreement, the Company became a “shell company” with no business operations.

NOTE 5	SUBSEQUENT EVENT

On July 14, 2008, the Company entered into a Merger Agreement (the “Merger Agreement”) by and among the Company, Kidville Holdings, LLC, a Delaware limited liability company (“Kidville”), and Kidville Merger Corp., Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”). The Merger Agreement provides for the acquisition of Kidville by the Company through a merger of Kidville with Merger Sub (the “Merger”) with Kidville continuing as the surviving entity in the Merger and as a wholly-owned subsidiary of the Company. Pursuant to the Merger Agreement, all of the issued and outstanding membership interests in Kidville will be converted into the right to receive shares of the Company’s common stock. Following consummation of the Merger, the Company’s primary business will be that of Kidville’s, and it is anticipated that the Company will no longer be a “shell company”.

Simultaneously with the signing of the Merger Agreement, Dr. Phillip Frost, chairman and chief executive officer of Opko Health, Inc., and other investors (the "Investors"), invested $10.0 million in Kidville in exchange for Kidville membership interests. Among the Investors are (i) an entity in which Glenn L. Halpryn, President, Secretary and a director of Longfoot, has an interest and (ii) Steven D. Rubin and Dr. Subbarao Uppaluri, both of whom are directors of Longfoot. In connection with the transactions contemplated by the Merger Agreement, Longfoot has entered into a Second Amendment to Stock Purchase Agreement (the "Second Amendment"), dated July 14, 2008, by and among Longfoot, the Investors, Sim Farar, Justin Farar, Joel Farar, PP6O, LLC, Gusmail, LLC and 32 Mayall, LLC. Subject to stockholder approval, the Second Amendment amends the clause contained in the original Stock Purchase Agreement (the "Original Agreement"), which was filed with the Securities and Exchange Commission on October 25, 2007 as Exhibit 10.1 to Longfoot's Current Report on Form 8-K, prohibiting Longfoot from effecting a reverse split during the two-year period (the "Restricted Period") commencing on the Closing Date (as such term is defined in the Original Agreement). In accordance with the Second Amendment, Longfoot may effect one reverse split during the Restricted Period, provided that any such split not exceed a ratio of 1:2.5.

Also in connection with the transactions contemplated by the Merger Agreement, Longfoot has entered into a Share Surrender Agreement, dated July 14, 2008 (the "Surrender Agreement"), by and among Longfoot, Frost Gamma Investments Trust, Dr. Jane Hsiao, Dr. Subbarao Uppaluri, Steven D. Rubin, Sim Farar and PP6O, LLC (such persons, excluding Longfoot, the "Stockholders"). Pursuant to the Surrender Agreement, the Stockholders have agreed to surrender to Longfoot, and Longfoot has agreed to accept from the Stockholders, an aggregate of 2,210,054 shares of Longfoot's issued and outstanding common stock held by the Stockholders. The surrender of such shares will become effective immediately preceding the consummation of the Merger and is therefore effectively subject to the closing conditions contained in the Merger Agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OFOPERATION

Caution about forward-looking statements

This Quarterly Report on Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), about our expectations, beliefs or intentions regarding our business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual operations or results to differ materially from the operations and results anticipated in forward-looking statements.  Details about the various risks affecting the Company may be throughout this Quarterly Report on Form 10-QSB, as well as in our Annual Report on Form 10-KSB for the year ended September 30, 2007. We do not undertake any obligation to update forward-looking statements. We intend that all forward-looking statements be subject to the safe harbor provisions of PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States.  The preparation of financial statements requires our management to make estimates and disclosures on the date of the financial statements.  On an on-going basis, management evaluates its estimates, including, but not limited to, those related to revenue recognition.  We use authoritative pronouncements, historical experience and other assumptions as the basis for making judgments.  Actual results could differ from those estimates.  We believe that the following critical accounting policies affect our more significant judgments and estimates in the preparation of our consolidated financial statements.

Long-lived assets

Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable.  This standard did not have a material effect on our results of operations, cash flows or financial position in these financial statements.

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

Plan of Operation for the Next Twelve Months

Upon disposition of our assets we became a “shell company” with limited operating assets or business.  Our plan of business was to identify and evaluate a merger or other business combination with a well-capitalized operating company with growth potential.  As described above, on July 14, 2008 we entered into the Merger Agreement providing for our acquisition of Kidville.

No assurance can be given as to our success with this acquisition and thereafter.  If we are successful, the number of employees will significantly increase.

The cash and cash equivalents on hand at June 30, 2008 will not be sufficient to meet our anticipated cash requirements for operation for the next 12 months as a development  stage non-operating company, and we will require additional funding if the proposed acquisition is not consummated and we are to remain a “shell company.”

Results of Operations

Operating Results for the Three Months Ended June 30, 2008 and 2007

During the three months ended June 30, 2008 and 2007 we had no revenues from operations.  Due to our discontinued operations, general and administrative expenses amounted to $28,486 for the three months ended June 30, 2008, as compared to $30,279 for the three months ended June 30, 2007. In both periods, these expenses related primarily to legal and accounting fees in connection with the preparation of our quarterly financial statements and maintenance of our books and records. During the three months ended June 30, 2007, we recorded an impairment of asset for the Big Sky, Montana location in the amount of $10,000. During the three months ended June 30, 2007, we recorded a beneficial conversion cost in the amount of $422 relating to convertible debt.

We incurred a net loss of $28,341 for the three months ended June 30, 2008 compared to a net loss of $45,601 for the three months ended June 30, 2007.  The reduced loss is attributable to the cessation of any business activity and the lack of any consulting fees as a result, as well as beneficial conversion cost in the quarter ended June 30, 2007.

Operating Results for the Nine Months Ended June 30, 2008 and 2007

During the nine months ended June 30, 2008 and 2007 we had no revenues from operations.  As we discontinued operations in 2007, general and administrative expenses were only $57,242 for the nine months ended June 30, 2008, as compared to $113,020 for the nine months ended June 30, 2007. In both periods, these expenses related primarily to legal and accounting fees in connection with the preparation of our quarterly financial statements and maintenance of our books and records. During the nine months ended June 30, 2008, we recorded a beneficial conversion cost in the amount of $14,935 relating to convertible debt.  During the nine months ended June 30, 2007, we amortized $54,167 of consulting fees, and we recorded a beneficial conversion cost in the amount of $15,635 relating to convertible debt. During the nine months ended June 30, 2007 we recorded an impairment of asset for the Big Sky, Montana location in the amount of $10,000.

During the nine months ended June 30, 2008, we incurred $75,709 of expenses related to our discontinued broadcasting operations along with a $2,435 gain on the sale of assets related to these discontinued operations.

We incurred a net loss of $146,906 for the nine months ended June 30, 2008 compared to a net loss of $208,229 for the nine months ended June 30, 2007.  The reduced loss is primarily attributable to the cessation of business activity in the first quarter and the lack of any consulting fees in 2008.

Equity and Capital Resources

We have incurred losses since inception of our business (July 21, 2004) and, as of June 30, 2008, we had an accumulated deficit of $630,324.  As of June 30, 2008, we had cash of $42,058 and working capital of $46,688.

In December 2006, we entered into the Funding Agreement with a principal stockholder to fund our cash flow requirements through December 2007.  The Funding Agreement allowed us to borrow up to $150,000 for working capital or capital requirements as needed at any time during the period.  The stockholder could have converted any portion of the funds loaned into common stock at a conversion price of $0.1925 per share.  Any balance not converted was payable December 31, 2007 with interest at 5% per annum.

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

We expect our expenses will remain relatively stable until an acquisition is finalized. However, our expenses will increase significantly if and when a business acquisition is consummated. Consequently, we will continue to be dependent on the proceeds from future debt or equity capital to fully fund our business activities.  If we are unable to raise sufficient capital, we may be required to delay or forego some portion of business opportunities we might encounter, which would have a material adverse effect on our anticipated results from operations and financial condition.  There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.  We do not have any current commitments from any source to provide additional capital other than the capital of Kidville, should the merger be consummated. Any future financing would likely take the form of bank loans, private placement of debt or equity securities or some combination of these sources.  The issuance of additional equity securities would dilute the stock ownership of current investors while incurring loans, leases or debt would increase our cash flow commitments and possible loss of valuable assets if such obligations were not repaid in accordance with their terms.

Off-Balance Sheet Arrangements

Since our inception through June 30, 2008, we have not engaged in any off-balance sheet arrangements as defined in Item 303(c) of Regulation S-B.

Factors Affecting Longfoot’s Business

As a development stage company with limited operating history we may not be able to achieve positive cash flows, and our limited history, of operations makes evaluation of our business and prospects difficult. We have been in operation only since late 2004, and we have only recently commenced and terminated our business operations.  We have not yet generated any revenues and do not expect to do so in the foreseeable future unless our acquisition is consummated. As a result, we have only a limited operating history upon which to evaluate our future potential performance. Our prospects must be considered in light of the risks and difficulties encountered by new companies which have not yet established their business operations.

We will require additional funds to finance the acquisition and development of any future business.  We may need to raise such financing through public or private equity financings or incur debt. There is no assurance that the additional financing will be available, on terms deemed acceptable to us or at all.

We will face considerable risks in each step of our business plan, such as our ability to identify, acquire and develop a favorable business.

ITEM 3A(T).	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the quarter covered by this report. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of that date, the Company’s disclosure controls and procedures were not effective in timely alerting them as to material information relating to us (including our consolidated subsidiary) that is required to be included in our periodic reports because, due to the size of the Company and the lack of operations, the CEO and CFO positions were not segregated until recently, and the CEO and CFO were not involved in the Company on a daily basis.  The Company has recently transitioned to a new CFO, as set forth below. Our CEO and CFO are working together during the transition period to  address these issues and, notwithstanding the foregoing, management believes that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

Changes in Internal Control Over Financial Reporting.

Effective March 3, 2008, Alan Weisberg, was appointed as the Company’s Chief Financial Officer.  Effective March 31, 2008, Glenn Halpryn, was appointed as the Company’s President and Secretary. We have engaged the former per diem accountant of the Company to assist our new CFO and CEO in processing the information and allowing the final review of this information to be performed by the CFO and CEO.  There were no other changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

None.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

On June 3, 2008, we issued to Aaron Grunfeld, one of our directors, 2,500 shares of our common stock in consideration for Mr. Grunfeld’s service on our Board of Directors.  These shares were issued without registration under the Securities Act in accordance with the exemption from registration provided by Section 4(2) therein.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the Company’s security holders during the period covered by this Quarterly Report on Form 10-QSB.

Item 5.    Other Information.

None.

PART II
OTHER INFORMATION

ITEM 6.    EXHIBITS.

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONGFOOT COMMUNICATIONS CORP.

Dated: August 7, 2008	/s/ Glenn Halpryn
Glenn Halpryn
President and CEO

Dated: August 7, 2008	/s/ Alan Jay Weisberg
Alan Jay Weisberg
Chief Financial Officer