Form 10-Q
period 2008-09-30
Kidville, Inc.
filed 2008-11-14
CIK 1345721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

[     ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

FOR THE TRANSITION PERIOD FROM _______________ to _______________

Commission File No. 333-130110

KIDVILLE, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	76-0763470
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

163 East 84th Street New York, NY (Address of Principal Executive Offices)	10028 (Zip Code)

(212) 772-8435
(Registrant's telephone number, including area code)

(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☒No

The number of shares outstanding of the issuer's common stock, as of November 13, 2008 was 89,799,920.

KIDVILLE, INC. AND SUBSIDIARIES

KIDVILLE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,
	2008	December 31,
	(Unaudited)	2007
ASSETS
Current assets
Cash and cash equivalents	$4,164,650	$603,238
Inventories	223,007	188,100
Due from members	-	6,023
Prepaid expenses and other current assets	673,724	405,496
Total current assets	5,061,381	1,202,857

Property and equipment - at cost, less accumulated
depreciation and amortization	6,791,235	6,402,035
Software and website development costs - at cost,
less accumulated amortization	328,066	118,750
Restricted cash	935,812	-
Other assets	73,166	63,638
Total assets	$13,189,660	$7,787,280

LIABILITIES AND STOCKHOLDERS' EQUITY/MEMBERS' DEFICIENCY
Current liabilities
Current maturities of long-term debt	$-	$499,384
Current maturities of capital lease obligations	25,150	24,889
Accounts payable	1,414,215	1,047,524
Accrued expenses and other current liabilities	496,367	531,479
Current portion of deferred revenue	2,889,164	3,098,403
Current portion of deferred rent	46,757	33,452
Total current liabilities	4,871,653	5,235,131

Long-term debt, less current maturities	-	2,134,287
Capital lease obligations, less current maturities	31,969	27,623
Deferred revenue, net of current portion	225,000	100,000
Deferred rent, net of current portion	1,273,368	1,288,344
Tenant security deposit payable	103,000	103,000
Excess of losses over equity investment	51,763	48,184
Total liabilities	6,556,753	8,936,569

Commitments and contingencies

Stockholders' equity/Members' deficiency:
Common stock, par value $0.001 per share; 225,000,000 shares authorized; shares issued and outstanding: 89,799,920 and 0 as of
September 30, 2008 and December 31, 2007, respectively.	89,800	-
Additional paid-in capital	(180,743)	-
Retained earnings/Members' deficiency	6,723,850	(1,149,289)

Total Stockholders' equity/Members' deficiency	6,632,907	(1,149,289)
	$13,189,660	$7,787,280

The accompanying notes are an integral part of these consolidated financial statements.

KIDVILLE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues	$2,461,270	$2,299,506	$8,293,414	$7,345,883

Costs and expenses
Operating expenses	1,990,919	1,844,945	6,242,210	5,186,787
Cost of goods sold	197,481	181,875	762,935	650,986
Selling, general and administrative Expenses	1,744,739	758,495	3,282,460	2,054,990
Depreciation and amortization	283,742	198,579	796,230	570,099
	4,216,881	2,983,894	11,083,835	8,462,862

Operating loss	(1,755,611)	(684,388)	(2,790,421)	(1,116,979)

Interest income	10,726	262	10,969	3,429
Interest expense	(11,120)	(42,346)	(122,360)	(130,238)
Income (loss) from equity investment	14,930	(11,883)	(3,579)	(35,649)

Net loss	$(1,741,075)	$(738,355)	$(2,905,391)	$(1,279,437)

Weighted average common shares outstanding, basic and diluted	89,299,676	88,677,422	88,886,354	88,677,422

Loss per common share, basic and diluted	$(0.02)	$(0.01)	$(0.03)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

KIDVILLE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities
Net loss	$(2,905,391)	$(1,279,437)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities
Depreciation and amortization	796,230	570,099
Deferred rent	(1,671)	152,985
Loss from equity investment	3,579	35,649
Stock-based compensation	329,342	-
Changes in assets and liabilities
Inventories	(34,907)	(19,349)
Prepaid expenses and other current assets	(263,039)	(195,106)
Restricted cash	(935,812)	-
Other assets	(9,974)	(38,990)
Accounts payable	166,986	249,729
Tenant security payable	-	43,000
Accrued expenses and other current liabilities	(31,689)	266,419
Deferred revenue	(84,239)	391,903
Net cash provided by (used in) operating activities	(2,970,585)	176,902

Cash flows from investing activities
Acquisition of property and equipment	(951,135)	(1,261,736)
Software and website development costs	(328,862)	(11,990)
Cash acquired from acquisition	10,241	-
Due from members	10,639	2,577
Net cash used in investing activities	(1,259,117)	(1,271,149)

Cash flows from financing activities
Proceeds from notes payable	-	962,500
Repayment of notes payable	(2,633,671)	(33,310)
Repayment of capital lease obligations	(16,598)	(9,830)
Contributions by members	1,200,000	350,000
Distribution to members	(35,755)	(131,416)
Capital raise expenses for Private Placement	(337,147)	-
Redemption of preferred units of members' equity	(385,715)	-
Proceeds from Private Placement of members' interest	10,000,000	-
Net cash provided by financing activities	7,791,114	1,137,944

Net increase in cash and cash equivalents	3,561,412	43,697

Cash and cash equivalents, beginning of period	603,238	638,103
Cash and cash equivalents, end of period	$4,164,650	$681,800

Supplemental cash flow disclosures
Interest expense	$257,881	$82,126

Noncash investing and financing activities
Acquisition of property and equipment financed by
capital lease obligations	21,205	19,494
Unpaid additions to property and equipment included in
accounts payable and accrued expenses	387,487	325,177
Capital raise expenses included in accounts payable	103,266	-
Net assets acquired with merger	8,198	-

The accompanying notes are an integral part of these consolidated financial statements.

KIDVILLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1 - SUMMARY OF BUSINESS AND BASIS FOR PRESENTATION

Basis for Presentation

The consolidated balance sheet as of September 30, 2008 and the consolidated statements of operations  for the three and nine months ended September 30, 2008 and cash flows for the nine months ended September 30, 2008 include the accounts of Kidville Holdings, LLC; Kidville, NY, LLC; Kidville UWS, LLC; Kidville Park Slope, LLC; Kidville Tribeca, LLC; Kidville Entertainment, LLC; Kidville Media, LLC; Kidville Franchise Company, LLC; Kidville DC, LLC; Kidville Summerlin, LLC; Kidville Payroll, LLC for the nine months ended September 30, 2008 (collectively "Kidville NY and Affiliates") and the accounts of Kidville, Inc., formerly known as Longfoot Communications Corp. ("Longfoot") for the period August 11, 2008 (date of reverse acquisition as discussed below) to September 30, 2008 (collectively Kidville or the "Company" or "us" or "we").

The consolidation effected by the business combination has been accounted for as a reverse acquisition wherein Kidville NY and Affiliates is treated as the acquirer for accounting purposes since it is controlling the combined enterprise. Prior to July 14, 2008 (date of private placement as discussed below), the Kidville NY and Affiliates business was comprised of nine separate limited liability companies, all of which were affiliated through common ownership. Accordingly, the comparative audited Combined Balance Sheet as of December 31, 2007 and unaudited Combined Statements of Operations for the three and nine months ended September 30, 2007 and Cash Flows for the nine months ended September 30, 2007 represent the accounts of Kidville NY and Affiliates only.

The accompanying consolidated balance sheets and related consolidated statements of operations, and cash flows have been prepared in accordance with accounting principles generally accepted in the United States of America (" GAAP") for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Management believes that all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Interim results are not necessarily indicative of results for a full year. These consolidated financial statements and notes should be read in conjunction with the combined financial statements and notes thereto included in the Form 8-K filed on August 11, 2008.

Nature of Business
The Company operates large upscale facilities that cater to newborns through five-year-olds and their families. Kidville offers a wide range of developmental classes such as Little Maestros, Run Wiggle Paint & Giggle, Big Muscles for Little Babies, Kidville Tumblers, and Kidville University (Kidville's Pre-School Alternative Program). Kidville also features an indoor playground, a retail boutique and the Kidville Salon.  Kidville also operates Kidville Annex locations that feature a selection of Kidville offerings.

KIDVILLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1 - SUMMARY OF BUSINESS AND BASIS FOR PRESENTATION (Continued)

Private Placement
Kidville Holdings, LLC ("Kidville Holdings"), the holding company of Kidville, NY, LLC and affiliates, which was formed on April 14, 2008, entered into an agreement under which various investors  purchase from Kidville Holdings, for total consideration of $10 million, membership interests in aggregate equal to 25% of the outstanding membership interests in Kidville Holdings (referred to as the “Private Placement”).  On July 14, 2008, the membership interests of Kidville, NY, LLC and affiliates were transferred to Kidville Holdings and Kidville Holdings completed the sale of 25% of its outstanding membership interests.

Reverse Acquisition
On August 11, 2008 (the "Closing Date"), Longfoot, a Delaware corporation, consummated its acquisition of Kidville Holdings, a Delaware limited liability company, pursuant to the certain Merger Agreement, dated July 14, 2008 (referred to as the "Merger Agreement"), by and among Kidville NY and Affiliates, Kidville Holdings and Kidville Merger Corp., Inc., a Delaware corporation and our wholly-owned subsidiary ("Merger Sub"). In accordance with the Merger Agreement, Kidville Holdings merged with and into Merger Sub (the "Merger"), with Kidville Holdings as the surviving corporation and as Longfoot's wholly-owned subsidiary.

100% of the issued and outstanding membership interests (the "Interests") in Kidville Holdings held by the members of Kidville Holdings (the "Members") immediately preceding the Merger have been converted into the right to receive an aggregate of 88,677,422 shares of Longfoot's common stock, par value $0.001 per share (the "Shares"). The Shares have not been registered under the Securities Act of 1933, as amended (the "Securities Act"), or any state securities laws and may not be sold except in a transaction registered under, or exempt from, the registration provisions of the Securities Act and applicable state securities laws. No registration rights have been or will be granted to the Members in respect of the Shares. Furthermore, the Members holding substantially all of the Interests immediately preceding the Merger have entered into lock-up agreements (each, a "Lock-up Agreement") in respect of each such Member's ratable portion of the Shares, providing that such Shares may not be sold, directly or indirectly, for a period of two years following the Closing Date, subject to certain exceptions.

The consolidation effected by the Merger has been accounted for as a reverse acquisition wherein Kidville NY and Affiliates is treated as the acquirer for accounting purposes since it is controlling the combined enterprise. Prior to July 14, 2008, the Kidville business was comprised of nine separate limited liability companies, all of which were affiliated through common ownership.

On August 28, 2008, Longfoot Communications Corp. changed its name to Kidville, Inc.

KIDVILLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates
Management uses estimates and assumptions in preparing financial statements.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and reported revenues and expenses.  Actual results could differ from those estimates.

Revenues
The Company's revenues are derived from providing early childhood development classes for children ranging from newborns to five-year-olds, an indoor playground, birthday parties, retail/boutique sales and salon services.  Revenues are recognized as earned.

Deferred Revenue
Deferred revenue consists of fees for classes received in advance of the upcoming semesters.  Each semester is four months.  Revenue is recognized over the term of the semester once it begins.  The Company has specific refund policies for the various classes or services.  Management has determined that no accruals for refunds were required at September 30, 2008 and December 31, 2007.

Principles of Consolidation
The consolidated financial statements for 2008 include the accounts of Kidville, Inc. and its subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

Principles of Combination
The combined financial statements for 2007 include the accounts of Kidville, NY, LLC and its affiliates, which are affiliated through common ownership.  All significant intercompany balances and transactions have been eliminated in combination.

Cash and Cash Equivalents
We consider all short-term investments with a maturity of three months or less from the date of purchase to be cash equivalents.

Cash balances in banks are insured by the Federal Deposit Insurance Corporation subject to certain limitations.

Inventories
Inventories are stated at the lower of cost, determined by a gross profit percentage valuation method, or market and consist principally of children's clothing, toys, games, food, beverages and birthday party items.

KIDVILLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Depreciation and Amortization
Depreciation, including depreciation of assets held under capital leases, is computed primarily using the straight-line method over the estimated useful asset lives of five to seven years.  Leasehold improvements are amortized using the straight-line method over the term of the leases or estimated useful lives, whichever is shorter.

Software and Website Development Costs
Software and website development costs are capitalized in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and are amortized using the straight-line method based on an estimated useful life of three years.

Deferred Financing Costs
Deferred financing costs are included in other assets and are amortized using the straight-line method over the term of the related debt.  Amortization expense was $14,405 and $446 for the three months ended September 30, 2008 and 2007, respectively and $14,851 and $1,337 for the nine months ended September 30, 2008 and 2007, respectively.

Impairment of Long-Lived Assets
We periodically review the carrying value of our long-lived assets in relation to historical results, as well as management's best estimate of future trends, events and overall business climate. If such reviews indicate an issue as to whether the carrying value of such assets may not be recoverable, we will then estimate the future cash flows generated by such assets (undiscounted and without interest charges). If such future cash flows are insufficient to recover the carrying amount of the assets, then impairment is triggered and the carrying value of any impaired assets would then be reduced to fair value.

Stock-Based Compensation
We have a 2008 Stock Option Plan, which is described in Note 11 below.  We apply the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") 123 (revised 2004), "Share Based Payment" ("SFAS 123(R)") whereby compensation cost for all share-based payments are based on the grant date estimated fair value.

The fair value of each option is measured at the grant date using a Black-Scholes-Merton option-pricing model, which requires the use of a number of assumptions including volatility, risk-free interest rate, and expected dividends.

KIDVILLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Equity Investment
The Company uses the equity method to account for its investments with ownership between 20% and 50% when it does not exercise a controlling interest. Under the equity method, the Company recognizes in earnings its proportionate share of the income or loss of the investee.  The Company has an investment of 33% in Little Maestros Media LLC with joint control, and the Company is responsible for funding its pro rata share of  losses incurred in excess of its equity investment.  The Company and Little Maestros LLC, both members of Little Maestros Media LLC, are in a joint venture to develop media properties.

Fair Value of Financial Instruments
SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", as amended, requires certain entities to disclose the fair value of specified financial instruments for which it is practicable to estimate that value. The carrying values of current assets and current liabilities approximate fair values due to their short-term nature.  The carrying values of the capital lease obligations approximate their fair values because their interest rates reflect the borrowing rates currently available to the Company for instruments with similar terms.  There is no market for the Company's equity method investment and it was impracticable to estimate its fair value.  Fair value measurements are further discussed in Note 8.

Rent Expense
The leases for the Company's facilities are classified as operating leases in accordance with the provisions of SFAS No. 13, "Accounting for Leases".  One of these provisions requires the recognition of scheduled rent increases and deferred rent concessions on a straight-line basis over the lease term.  Included in rent expense is an adjustment to decrease rent by $21,803 and increase rent by $148,248 for the three months ended September 30, 2008 and 2007, respectively. Included in rent expense is an adjustment to decrease rent by $1,671 and increase rent by $152,985 for the nine months ended September 30, 2008 and 2007, respectively.  In accordance with SFAS No. 13, the Company capitalizes its equipment leases.

Advertising
General advertising, promotion and marketing programs are expensed at the time those costs are incurred.  Advertising expense was $128,841 and $107,866 for the three months ended September 30, 2008 and 2007, respectively.  Advertising expense was $308,573 and $266,498 for the nine months ended September 30, 2008 and 2007, respectively.

KIDVILLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes
We recognize deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax bases of assets and liabilities, and for the expected future tax benefit to be derived from offsetting the net operating loss and tax credit carry-forwards against taxable income, if any.  We established a valuation allowance to reflect the likelihood of realization of deferred tax assets.  Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized

Presentation of Sales Taxes
The Company collects sales taxes from customers and remits them to the applicable taxing authority.  The Company's accounting policy is to exclude these taxes from revenues.

Loss per Common Share
We calculate loss per common share in accordance with the provisions of SFAS No. 128, "Earnings per Share". SFAS No. 128 requires a dual presentation of "basic" and "diluted" income (loss) per share on the face of the consolidated statements of operations. Basic income (loss) per share is computed by dividing the net loss attributed to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options and warrants, which would result in the issuance of incremental shares of common stock.

For the three and nine months ended September 30, 2008 and 2007, the basic and diluted net loss attributed to common stockholders per share is the same since the effect from the potential exercise of 1,851,706 and 0 outstanding stock options as of September 30, 2008 and 2007, would have been anti-dilutive.

Recently Issued Accounting Standards
In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS 157, "Fair Value Measurements," which establishes a single authoritative definition of fair value and a framework for measuring fair value and expands disclosure of fair value measurements for both financial and non-financial assets and liabilities.  In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, "Effective Date of FASB Statement No. 157," which delayed the effective date of SFAS 157 for non-financial assets and liabilities, except for certain items that are recognized or disclosed at fair value at least annually. The Company elected to partially adopt SFAS 157 as of the beginning of fiscal 2008, as permitted by FSP 157-2 (see Note 8). The Company does not expect the adoption of the remaining provisions of SFAS 157 (delayed by FSP 157-2) to have a material impact on the Company's consolidated financial statements.

KIDVILLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Standards (Continued)
In October 2008, the FASB issued FSP Financial Accounting Standard ("FAS") 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active", which addresses the application of SFAS 157 for illiquid financial instruments. FSP FAS 157-3 clarifies that approaches to determining fair value other than the market approach may be appropriate when the market for a financial asset is not active. The Company does not expect the adoption of FSP FAS 157-3 to have a material effect on its consolidated financial statements.

In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115." SFAS 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The Company adopted SFAS 159 as of the beginning of fiscal 2008 but elected not to record additional financial assets and liabilities at fair value. As a result, the adoption of SFAS 159 did not impact the Company's consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"), an amendment of FASB 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS 161 is effective for financial statements for fiscal years and interim periods beginning after November 15, 2008 and is not expected to have an impact on the Company's consolidated financial statements.

In April 2008, the FASB posted FSP FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP FAS 142-3"). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (Revised 2007), Business Combinations, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently assessing the potential impact, if any, of the adoption of FSP FAS 142-3 on its consolidated financial statements.

KIDVILLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Standards (Continued)
In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("FAS 162"). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. FAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. The Standard is effective 60 days following SEC approval of the Public Company Accounting Oversight Board ("PCAOB") amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. FAS 162 is not expected to have an impact on the Company's consolidated financial statements.

In June 2008, the FASB issued FSP EITF No. 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." Under the FSP, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing earnings per share. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company does not expect the adoption of FSP EITF No. 03-6-1 to have a material effect on the Company's consolidated financial statements.

3 - PROPERTY AND EQUIPMENT

Property and equipment consist of:

	September 30,	December 31,
	2008	2007

Equipment	$868,000	$756,946
Furniture and fixtures	732,594	660,366
Leasehold improvements	7,542,126	6,611,642
	9,142,720	8,028,954
Less – Accumulated depreciation and amortization	2,351,485	1,626,919
	$6,791,235	$6,402,035

KIDVILLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3 - PROPERTY AND EQUIPMENT (Continued)

Depreciation and amortization expense was $247,381 and $197,533 for the three months ended September 30, 2008 and 2007, respectively.  Depreciation and amortization expense was $724,648 and $567,562 for the nine months ended September 30, 2008 and 2007, respectively.

At September 30, 2008 and December 31, 2007, assets with a cost of approximately $130,000 and $91,000 and accumulated depreciation of approximately $51,000 and $29,000, respectively, were held under capital leases.

4 - SOFTWARE AND WEBSITE DEVELOPMENT COSTS

Software and website development costs consist of:

	September 30,	December 31,
	2008	2007

Software	$26,990	$11,990
Website development costs	380,393	115,540
	407,383	127,530
Less – Accumulated amortization	79,317	8,780
	$328,066	$118,750

Amortization expense was $36,361 and $1,937 for the three months ended September 30, 2008 and 2007, respectively.  Amortization expense was $71,136 and $2,537 for the nine months ended September 30, 2008 and 2007, respectively.

5 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities are comprised of the following:

	September 30,	December 31,
	2008	2007

Accrued interest	$-	$135,521
Accrued payroll	153,483	93,629
Sales tax payable	-	119,268
Other	342,884	183,061
	$496,367	$531,479

KIDVILLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6 - LONG-TERM DEBT

Long-term debt consisted of the following at December 31, 2007:

Notes payable to members

Bore interest at 6.75% and matures on October 20, 2008	$450,000

Bore interest at 8.25% and matures on October 20, 2009	500,000

Bore interest at 8.25% and matures on February 6, 2010	100,000

Bore interest at 8.25% and matures on February 14, 2010	322,500

Bore interest at 8.25% and matures on April 19, 2010	465,000

Bore interest at 1.98% and matures on January 1, 2010	100,000

Bore interest at 8.25% and matures on February 8, 2010	75,000
2,012,500
Small Business Administration loan payable, bore interest at prime plus 2.75%, adjusted on a quarterly basis, payable in 120 equal consecutive monthly installments of principal and interest, matures in February 2015, secured by Kidville UWS, LLC's assets and guaranteed by certain members of Kidville NY and Affiliates	$621,171
2,633,671
Less - Current maturities	499,384
Long-term debt, less current maturities	$2,134,287

During July 2008, all of the above loans were paid in full from the proceeds of the Private Placement (see Note 1).

Interest expense for the above loans was $9,014 and $41,793 for the three months ended September 30, 2008 and 2007, respectively.  Interest expense was $114,398 and $123,346 for the nine months ended September 30, 2008 and 2007, respectively.

KIDVILLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7 - CAPITAL LEASE OBLIGATIONS

The Company has entered into various capital lease agreements.  These equipment leases require monthly payments ranging from $78 to $697, including interest.

Future minimum payments required under these capital leases are as follows:

Year Ending
September 30,

2009	$35,996
2010	27,499
2011	10,052
Total approximate minimum lease payments	73,547
Less - Amount representing interest	16,428
57,119
Less - Current obligations under capital leases	25,150
Long-term obligations under capital leases	$31,969

Interest expense for the capital lease obligations was $2,753 and $2,369 for the three months ended September 30, 2008 and 2007, respectively. Interest expense was $8,609 and $8,708 for the nine months ended September 30, 2008 and 2007, respectively.

8 - FAIR VALUE MEASUREMENTS

In the first quarter of 2008, the Company adopted SFAS No. 157, "Fair Value Measurements", for financial assets and liabilities. Management elected the deferral option available for one year for non-financial assets and liabilities.  This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flows) and the cost approach (cost to replace the service capacity of an asset or replacement cost).

As permitted, the Company chose not to elect the fair value option as prescribed by SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115", for its financial assets and liabilities that had not been previously carried at fair value.

KIDVILLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8 - FAIR VALUE MEASUREMENTS (Continued)

The Company's financial assets and liabilities subject to recurring fair value measurements and the necessary disclosures are as follows:

			Fair Value Measurements at
	At September 30,		September 30, 2008
	2008		Using Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
Liabilities
Capital lease obligations	$57,119	$57,119	$-	$57,119	$-
	$57,119	$57,119	$-0-	$57,119	$-0-

9 - INCOME TAXES

The Company applies the provisions of FIN 48 and FAS No. FIN 48-1. The Company files tax returns in the U.S. federal jurisdiction and in various states. All federal and state tax filings for the Company as of September 30, 2007 (2006 tax year) have been timely filed.  The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2004.

As of September 30, 2008, we do not have any uncertain tax positions under FIN 48. As a result, there are no unrecognized tax benefits as of September 30, 2008. If we were to incur any interest and penalties in connection with income tax deficiencies, we would classify interest in the "interest expense" category and classify penalties in the "non-interest expense" category within the consolidated statements of operations.

Prior to the merger, Kidville NY and Affiliates were treated as partnerships for federal and state income tax purposes and, accordingly, taxable income or loss passed through to the personal income tax returns of the members. On the effective date of the merger, the pass-through status ceased and Kidville NY and Affiliates will be included in our consolidated tax returns. We are required, under SFAS No. 109, Accounting for Income Taxes, to record the temporary differences between the accounting and tax bases of assets and liabilities that were acquired through a charge to deferred income tax expense in the amount of $415,300 as of August 11, 2008.

KIDVILLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9 - INCOME TAXES (Continued)

Our post-merger operations resulted in an operating loss. Under SFAS No. 109, the tax benefit of an operating loss may be recorded to the extent of future taxable income sources that are more likely than not to arise. One source of future income is the reversal of temporary differences that give rise to future taxable income. We have calculated a benefit of $885,100 representing the deferred tax benefit related to our post-merger losses and other temporary differences. The Company has provided a valuation reserve against the full amount of the net deferred tax asset, since it is more likely than not that the benefits will not be realized based on the earnings history of the Company.

The following table reflects the establishment of our deferred income taxes, the recognition of a benefit for our operating loss, and our net tax provision for the periods:

	Three	Nine months
	Months	ended
	Ended	September 30,
	September 30,
	2008	2008
Current provision (benefit):
Federal	$-	$-
State, net of federal benefit	-	-
	$-0-	$-0-

Deferred provision (benefit):
Establishment of deferred income taxes on the merger date	(415,300)	(415,300)
Deferred benefit for the period from August 11, 2008 (the Merger Date) to September 30, 2008	(469,800)	(469,800)
Change in valuation allowance	885,100	885,100
	$-0-	$-0-

KIDVILLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9 - INCOME TAXES (Continued)

The composition of our deferred taxes is as follows:

		Establishment
	September 30,	August 11,
	2008	2008
Current:
Deferred rent	$18,700	$17,400
Stock-based compensation	131,700	-
Net operating loss for the period from August 11, 2008 (the Merger Date) to September 30, 2008	336,500	-
	486,900	17,400
Non-current:
Property and equipment depreciation methods	(111,100)	(113,000)
Deferred rent	509,300	510,900
Valuation allowances	(885,100)	(415,300)
	$-0-	$-0-

Our effective tax rate in the accompanying statements of operations differs from the statutory tax rates in the jurisdictions in which we are taxed. The following table reconciles those rates:

Nine Months
Ended
September 30,
2008

Federal statutory rate	(34.00)%
State statutory rate	(6.00)
(40.00)
Non-deductible pre-merger losses that passed through to the members of Kidville NY and Affiliates	23.83%
Change in valuation allowances	16.17%
Effective tax rate	-0-%

KIDVILLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10 - STOCKHOLDERS' EQUITY

On September 8, 2008, the Company's new CFO, pursuant to his employment, has been granted 100,000 restricted shares of the Company's common stock which will vest over a five year period.  The stock-based compensation expense related to this grant was $3,646 for the three and nine months ended September 30, 2008.

11 - STOCK OPTIONS

On August 11, 2008, the Company's Board of Directors granted options for the purchase of 1,851,706 shares at $0.45 per share of its common stock to directors, officers and employees of the Company. The exercise price for such options was established by the Board of Directors.  The 660,000 options granted to the Board of Directors vested on the date of grant and the remaining 1,191,706 options will vest in two to five years from the grant date.  All of these stock options expire at the end of 10 years from the date of grant.

Stock-based compensation expense includes compensation expense, recognized over the applicable vesting periods in accordance with SFAS 123(R). Stock-based compensation expense, which is included in general and administrative expense, was $325,342 for the each of three and nine months ended September 30, 2008.  As of September 30, 2008, there was approximately $322,000 of total unrecognized compensation cost related to non-vested share-based compensation awards granted under the Company's Plan. That cost is expected to be recognized over the remaining vesting period of 5 years. This expected cost does not include the impact of any future stock-based compensation awards.  There were no exercised options through September 30, 2008.

On August 28, 2008 the Company's stockholders approved the 2008 Incentive Compensation Plan (the "Plan").  The Company reserved 9,000,000 shares of common stock for issuance in connection with this Plan.

KIDVILLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11 - STOCK OPTIONS (Continued)

A summary of option activity as of September 30, 2008, and changes during the nine-month period then ended is presented below:

	Number of Options	Range of Exercise Prices	Weighted-Average Exercise Price
	(in thousands)	per Share	(per share)
Options outstanding, January 1, 2008	-		$-
Options granted	1,851,706	$.45	.45
Options exercised	-	-	-
Options cancelled	-	-	-
Options outstanding, September 30, 2008	1,851,706		.45

Options exercisable, September 30, 2008	660,000		$.45

KIDVILLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11 - STOCK OPTIONS (Continued)

The fair value of options granted was estimated at the date of grant using a Black-Scholes option-pricing model. Option valuation models, including Black-Scholes, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility and the expected life of the award. The risk-free rate of interest is based on the zero coupon U.S. Treasury rates appropriate for the expected term of the award. Expected dividends are zero based on the Company's history of not paying cash dividends on its common stock and the Company's current intention not to pay dividends in the future. As the Company's stock history with new business is not available, the Company used average volatilities of four similar situation/comparable companies. Accordingly, expected volatility is based on a blend of historic, daily stock price observations of four similar situation/comparable companies' common stocks.  There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models or assumptions, nor is there a means to compare and adjust the estimates to actual values, except for annual adjustments to reflect actual forfeitures.

The following are the assumptions used to value option grants for the three and nine months ended September 30, 2008.

Risk-free interest rate	3.99%
Expected life of options (years)	10.0
Expected stock volatility	69
Expected dividend yield	0

12 - RELATED PARTY TRANSACTIONS

One of our locations is leased from an affiliate of a stockholder (former member), under a lease which expires on April 30, 2015 (see Note 14). Rent for such location was $160,061 and $156,923 for the three months ended September 30, 2008 and 2007, respectively. Rent was $475,999 and $466,666 for the nine months ended September 30, 2008 and 2007, respectively.

The Company incurred interest of $6,143 and $24,375 related to notes payable to members (see Note 6) during the three months ended September 30, 2008 and 2007, respectively. Interest expense was $82,462 and $69,045 for the nine months ended September 30, 2008 and 2007, respectively.

KIDVILLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13 - PRO FORMA CONDENSED FINANCIAL INFORMATION (UNAUDITED)
The following unaudited pro forma condensed statements of operations for the three and nine months ended September 30, 2008 and 2007 were prepared as if the merger was effective as of January 1, 2008 and 2007, respectively. The consolidated statements of operations for the three and nine months ended June 30, 2008 and 2007 of Longfoot was used for pro forma purposes, as those are Longfoot's third quarter. The pro forma financial information below is presented for illustrative purposes only and is not necessarily indicative of the future financial position or future results of operations of the consolidated enterprise.

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007

Revenues	$8,293,414	$7,345,883
Costs and expenses	12,009,287	10,037,181
Operating loss	(3,715,873)	(2,691,298)
Other income (expense)	(88,034)	(53,722)
Loss before income tax benefit	(3,803,907)	(2,745,020)
Income tax benefit	(1,521,563)	(1,098,008)
Net Loss	$(2,282,344)	$(1,647,012)

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007

Revenues	$2,461,270	$2,299,506
Costs and expenses	4,236,176	3,351,837
Operating loss	(1,774,906)	(1,052,331)
Other income (expense)	23,695	(12,532)
Loss before income tax benefit	(1,751,211)	(1,064,863)
Income tax benefit	(700,484)	(425,945)
Net Loss	$(1,050,727)	$(638,918)

KIDVILLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14 - COMMITMENTS AND CONTINGENCIES

Lease Arrangements
The Company is obligated under multiple leases for its facilities, all of which include provisions for additional rental payments for real estate taxes and expire between August 31, 2014 and     August 31, 2019. Approximate minimum future annual rentals payable under these leases are as follows:

Year Ending
September 30,

2009	$2,218,000
2010	2,641,000
2011	2,722,000
2012	2,818,000
2013	2,880,000
Thereafter	9,984,000
$23,263,000

Rent expense was $667,249 and $673,648 for the three months ended September 30, 2008 and 2007, respectively. Rent expense was $1,535,150 and $1,360,744 for the nine months ended September 30, 2008 and 2007, respectively.

The Company has outstanding letters of credit of approximately $936,000 as security deposits on its leased premises.  The aforementioned letters of credit are secured by a $936,000 certificate of deposit which is classified as long term restricted cash on the consolidated balance sheet at September 30, 2008.

The Company subleases a portion of one of its facilities under an operating lease, which includes a provision for additional rental payments for real estate taxes.  Minimum future annual rentals to be received under the noncancelable operating lease are approximately as follows:

Year Ending
September 30,

2009	$254,000
2010	261,000
2011	269,000
2012	277,000
2013	286,000
Thereafter	948,000
$2,295,000

KIDVILLE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14 - COMMITMENTS AND CONTINGENCIES (Continued)

Lease Arrangements (Continued)
Rental income was $67,736 and $63,376 for the three months ended September 30, 2008 and 2007, respectively. Rental income was $210,919 and $183,376 for the nine months ended September 30, 2008 and 2007, respectively.

Consulting, Administrative Services and Licensing Agreement
The Company has an agreement with an entity for the development of certain classes and the right to operate those classes.  This agreement, which is for a term of five years and expires on December 31, 2011, provides for a base annual consideration of $1,075,000, payable in monthly installments.

Maryland Location
The Company has a construction commitment to build out the Maryland location at an estimated cost of $865,000 less a landlord allowance of approximately $214,000.  The estimated cost to completion is approximately $51,000.

Legal Proceedings
The Company is a party to various legal proceedings and administrative actions, all arising in the ordinary course of business.  Although it is impossible to predict the outcome of any such claims or legal proceedings, the Company believes any liability that may finally be determined should not have a material effect on its consolidated financial position, results of operations or cash flows.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management's Discussion and Analysis of the Financial Condition and Results of Operations should be read together with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Combined Financial Statements and related notes thereto for the fiscal year ended December 31, 2007 in our Form 8-K, filed on August 11, 2008 ("Form 8-K").

Forward-Looking Statements
This report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and we intend that such forward-looking statements be subject to the safe harbors created thereby. We are hereby providing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in the forward-looking statements contained herein. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, future events or performance (often, but not always identifiable by the use of words or phrases such as "will result," "expects to," "will continue," "anticipates," "plans," "intends," "estimated," "projects" and "outlook") are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements.

All forward-looking statements included in this report are based on information available to us as of the date hereof, and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. See Item 1A, Risk Factors, in this report and our Form 8-K for a discussion of these risks and uncertainties. We assume no obligation to update or revise any such forward-looking statements to reflect events or circumstances that occur after such statements are made.

Overview
Kidville, Inc., formerly known as Longfoot Communications Corp. ("Longfoot") through its wholly-owned subsidiaries, which include Kidville Holdings, LLC; Kidville, NY, LLC; Kidville UWS, LLC; Kidville Park Slope, LLC; Kidville Tribeca, LLC; Kidville Entertainment, LLC; Kidville Media, LLC; Kidville Franchise Company, LLC; Kidville DC, LLC; Kidville Summerlin, LLC; Kidville Payroll, LLC (collectively "Kidville NY and Affiliates") operate large upscale facilities that cater to newborns through five-year-olds and their families. Kidville offers a wide range of developmental classes such as Little Maestros, Run Wiggle Paint & Giggle, Big Muscles for Little Babies, Kidville Tumblers, and Kidville University (Kidville's Pre-School Alternative Program). Kidville also features an indoor playground, a retail boutique and the Kidville Salon.  Kidville also operates Kidville Annex locations that feature a selection of Kidville offerings.

Private Placement
Kidville Holdings, LLC ("Kidville Holdings"), the holding company of Kidville, NY, LLC and affiliates, which was formed on April 14, 2008, entered into an agreement under which various investors will purchased from Kidville Holdings, for total consideration of $10 million, membership interests in aggregate equal to 25% of the outstanding membership interests in Kidville Holdings (referred to as the “Private Placement”).  On July 14, 2008, the membership interests of Kidville, NY, LLC and affiliates were transferred to Kidville Holdings and Kidville Holdings completed the sale of 25% of its outstanding membership interests.

Reverse Acquisition
On August 11, 2008 (the "Closing Date"), Longfoot, a Delaware corporation, consummated its acquisition of Kidville Holdings, a Delaware limited liability company, pursuant to that certain Merger Agreement, dated July 14, 2008 (referred to as the "Merger Agreement"), by and among Kidville NY and Affiliates, Kidville Holdings and Kidville Merger Corp., Inc., a Delaware corporation and our wholly-owned subsidiary ("Merger Sub"). In accordance with the Merger Agreement, Kidville Holdings merged with and into Merger Sub (the "Merger"), with Kidville Holdings as the surviving corporation and as Longfoot's wholly-owned subsidiary.

100% of the issued and outstanding membership interests (the "Interests") in Kidville Holdings held by the members of Kidville Holdings (the "Members") immediately preceding the Merger have been converted into the right to receive an aggregate of 88,677,422 shares of Longfoot's common stock, par value $0.001 per share (the "Shares"). The Shares have not been registered under the Securities Act of 1933, as amended (the "Securities Act"), or any state securities laws and may not be sold except in a transaction registered under, or exempt from, the registration provisions of the Securities Act and applicable state securities laws. No registration rights have been or will be granted to the Members in respect of the Shares. Furthermore, the Members holding substantially all of the Interests immediately preceding the Merger have entered into lock-up agreements (each, a "Lock-up Agreement") in respect of each such Member's ratable portion of the Shares, providing that such Shares may not be sold, directly or indirectly, for a period of two years following the Closing Date, subject to certain exceptions.

The consolidation effected by the Merger has been accounted for as a reverse acquisition wherein Kidville NY and Affiliates is treated as the acquirer for accounting purposes since it is controlling the combined enterprise. Prior to July 14, 2008, the Kidville NY and Affiliates business was comprised of nine separate limited liability companies, all of which were affiliated through common ownership.

On August 28, 2008, Longfoot Communications Corp. changed its name to Kidville, Inc.

Competition
The market for competing services for children newborn through five-year olds is significantly fragmented, consisting of "mom & pop" locations, local religious organizations, community centers and singularly-focused franchised national brands like Music Together and Little Gym, as well as Gymboree, which focuses primarily on retail clothing sales, though it operates Gymboree Play and Music centers. These competitors typically have a smaller footprint than Kidville's Annex locations. The principal factors of competition for services such as Kidville's include quality of programming and products, facility design, customer service, staff training and pricing.

The Kidville concept serves several basic needs of families with young children:

●
One Stop Shopping: Kidville consolidates all types of classes, including Gym, Music, Dance, Enrichment, Art and Pre-School Alternative under one roof so parents and other caregivers do not have to travel from place to place.

●
Additional Services: Kidville offers members additional services, including a boutique, indoor playground and birthday parties. These services provide members with a variety of things to do with friends and family before and after classes. Throughout the year, Kidville holds member events, such as concerts and seminars. Kidville also offers stroller check services, where stroller check staff parks members' strollers and baby-baggage.

●
Clean, Safe & Secure: Kidville is an extremely clean and secure facility. Maintenance staff is stationed on each floor, keeping the facility immaculately clean throughout the day, and Kidville's security systems include a photo identification membership check-in system, designed to limit access to Kidville's restricted areas to members only. Managers are always on-site while the facilities are open

Critical Accounting Estimates and Policies
Our Form 8-K, which includes the audited financial statements for the year ended December 31, 2007 includes a discussion of the critical accounting policies and estimates that we use in the preparation of our consolidated financial statements.  There were no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2008.

Discussion of Operating Results
The following discussion of Kidville's operating results explains material changes in Kidville's results of operations for the three months ended September 30, 2008 and nine months ended September 30, 2008 compared to their respective prior period. The discussion should be read in conjunction with the financial statements and related notes included elsewhere in this Form 10-Q and our Form 8-K.

Three Months Ended September 30, 2008 Compared to Three Months Ended
September 30, 2007

Revenues
Kidville's revenues for the three months ended September 30, 2008 increased to approximately $2.5 million from approximately $2.3 million for the three months ended September 30, 2007. The increase in revenue is primarily the result of the sales for the current period reflecting a full quarter's activity for the two Annex locations that opened during the third quarter of 2007.

Operating Expenses
Operating expenses increased to approximately $2.0 million for the three months ended September 30, 2008 from approximately $1.8 million for the three months ended September 30, 2007, an increase of approximately $146,000. The increase of operating expenses for the three months ended September 30, 2008 were primarily caused by the increased store operating costs for the two new Annex units which now include a full quarter of activity, as well as the Rockville Maryland unit's operating costs, which is in its new location ramp-up period and was not open last year.

Cost of Goods Sold
Cost of goods sold expense from birthday parties, café, boutique and salon sales increased to approximately $197,000 for the three months ended September 30, 2008 from approximately $182,000 for the three months ended September 30, 2007, an increase of approximately $16,000. The increase of cost of goods sold expenses for the three months September 30, 2008 was primarily caused by an increase in related sales in these categories.

Selling, General and Administrative Expenses
Selling, General and Administrative Expenses ("SG&A") increased to approximately $1.7 million for the three months ended September 30, 2008 from approximately $758,000 for three months ended September 30, 2007, an increase of approximately $986,000. SG&A as a percentage of sales increased to 71% from 33% for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. Kidville's increase in SG&A costs for the three months ended September 30, 2008 was primarily attributable to increased costs associated with the Company's reverse merger, and approximately $329,000 in non-cash stock compensation expense.

Depreciation and Amortization Expense
Depreciation and Amortization expense increased to approximately $284,000 for the three months ended September 30, 2008 from approximately $199,000 for the three months ended September 30, 2007, an increase of approximately $85,000. The increase is due primarily to the acquisition of property and equipment for the two new Annex locations that opened during the third quarter of 2007, as well as the Rockville Maryland location which opened in the third quarter of 2008.

Interest Expense
Interest expense decreased to approximately $11,000 for the three months ended September 30, 2008 from approximately $42,000 for the three months ended September 30, 2007, a decrease of approximately $31,000, resulting from the payment of the Company's debt from the proceeds of its Private Placement.

Income (loss) from equity investment
Income (loss) from equity investment increased to an income of approximately $15,000 for the three months ended September 30, 2008 from a loss of approximately $12,000 for the three months ended September 30, 2007 as a result of better operating results from Little Maestros Media LLC ("LMM").

Nine months ended September 30, 2008 Compared to the nine months ended
September 30, 2007

Revenues
Kidville's revenues for the nine months ended September 30, 2008 increased to approximately $8.3 million from approximately $7.3 million in the nine months ended September 30, 2007. The increase in revenue is primarily the result of a full quarter of sales for the two annex locations opened in the third quarter of 2007.

Operating Expenses
Operating expenses increased to approximately $6.2 million in the nine months ended September 30, 2008 from approximately $5.2 million for the nine months ended September 30, 2007, an increase of approximately $1.1 million. The increase of operating expenses for the nine months ended September 30, 2008 was primarily attributable to the two new annex locations which were in their new location ramp-up period.  Operating expenses as a percentage of sales increased to 75% for the nine months ended September 30, 2008 from 71% for the nine months ended September 30, 2007.

Costs of Goods Sold
Costs of goods sold expense from birthday parties, boutique and salon sales increased to approximately $763,000 for the nine months ended September 30, 2008 from approximately $651,000 for the nine months ended September 30, 2007, an increase of approximately $112,000. The increase of cost of goods sold for the nine months ended September 30, 2008 was primarily caused by an increase in related sales of these categories.

Selling, General and Administrative Expenses
SG&A expenses increased to approximately $3.3 million for the nine months ended September 30, 2008 from approximately $2.1 million for the nine months ended September 30, 2007, an increase of approximately $1.2 million. SG&A as a percentage of sales increased to 40% from 28% for the nine months ended September 30, 2007. An increase of SG&A costs in the nine months ended September 30, 2008 was primarily attributable to increased costs associated with the Company's reverse merger, approximately $329,000 in non-cash stock compensation expense, and labor costs to support the increase in revenue.

Depreciation and Amortization Expense
Depreciation and Amortization expense increased to approximately $796,000 for the nine months ended September 30, 2008 from approximately $570,000 for the nine months ended September 30, 2007, an increase of approximately $226,000. The increase is due primarily to the acquisition of property and equipment for the two new Annex locations that opened during the third quarter of 2007, as well as the Rockville Maryland location which opened in the third quarter of 2008.

Interest Expense
Interest expense decreased to approximately $122,000 for the nine months ended September 30, 2008 from approximately $130,000 for the nine months ended September 30, 2007, an decrease of approximately $8,000, resulting from the payment of the Company's debt from the proceeds of its Private Placement.

Loss From Equity Investment
Loss from equity investment decreased to approximately $4,000 for the nine months ended September 30, 2008 from approximately $36,000 for the nine months ended September 30, 2007. The increase is as a result of better operating results from LMM in 2008.

Liquidity and Capital Resources
At September 30 2008, Kidville had cash on hand of approximately $4.2 million. Based on its current business plan, Kidville believes that its existing capital resources will be sufficient to meet its working capital requirements at least through the fiscal year 2009. Kidville believes that it will have sufficient liquidity and capital resources to meet its future liquidity requirements. Kidville's management bases such assessment on the following assumptions:

•	the ongoing capital expenditures associated with its businesses are modest and readily funded from its cash on hand; and
•	all significant short-term growth capital expenditure will be funded with cash on hand.

Kidville may require additional working capital in the future. Kidville believes it will have access to additional sources of equity and debt financing but can provide no assurance that additional funds will be available, or, if available, on commercially acceptable terms or in a timely manner that will enable Kidville to continue its operations in the normal course.

Cash Flow Summary for the nine months ended September 30, (in thousands)

	2008	2007
Net cash provided by (used in):
Operating activities	$(2,971)	$177
Investing activities	(1,259)	(1,271)
Financing activities	7,791	1,138
Net increase in cash and cash equivalents	$3,561	$44

Net cash used in operating activities was approximately $2,971,000 for the nine months ended September 30, 2008 compared to approximately $177,000 provided by operating activities for the nine months ended September 30, 2007. This increase in net cash used is primarily due to the net loss resulting from increased costs related to the Company's reverse merger and the increased labor costs necessary to support the increase in revenue.

Net cash used in investing activities was reduced to approximately $1,259,000 for the nine months ended September 30, 2008 from approximately $1,271,000 for the nine months ended September 30, 2007.

Net cash provided by financing activities was approximately $7,791,000 for the three months ended September 30, 2008 as compared to approximately $1,138,000 for the nine months ended September 30, 2007. The increase is primarily due to the Company's Private Placement.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not utilize financial instruments for trading purposes, hold no derivative financial instruments and have no debt with variable interest rates as of September 30, 2008, which could expose us to market risk.  The Company’s cash equivalents and short-term investments bear variable interest rates that are adjusted to market conditions. Changes in market rates will affect interest earned on these instruments.

ITEM 4 - CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the quarter covered by this report. As a result, the Company's chief executive officer and chief financial officer are able to conclude that, as of that date, the Company's disclosure controls and procedures were effective.

In light of the transaction that closed in August 2008, as described in Item 2, the Company plans to continue to review and make necessary changes to the overall design of its internal control environment, including the roles and responsibilities of each functional group within the organization and reporting structure, as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting. In particular, the Company has implemented, since the merger in August 2008, specific measures to reduce the possibility of material weaknesses in internal control over financial reporting, which would result in the Company's failure to prevent or detect material misstatements in its financial statements.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control gaps and instances of fraud have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

The Company is subject to various legal proceedings and claims arising in the ordinary course of business. Our management does not expect that the results of any such proceedings, either individually or in the aggregate, would have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A – RISK FACTORS

Instability and volatility in the financial markets could have a negative impact on our business, financial condition, results of operations and cash flows.

In addition to the other information set forth in this report, you should carefully consider the factors described in the "Risk Factors" section in our Form 8-K , which could materially affect our business, results of operations, financial condition or liquidity. The risks described in our Form 8-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may materially adversely affect our business, results of operations, financial condition or liquidity.

During recent months, there has been substantial volatility and a decline in the financial markets due at least in part to the deteriorating global economic environment. In addition, there has been substantial uncertainty in the capital markets and access to financing is uncertain. Moreover, customer spending habits may be adversely affected by the current economic crisis.  These conditions could have an adverse effect on our industry and our business, including our consolidated financial condition, results of operations and cash flows.

To the extent we do not generate sufficient cash flows from operations, we may need to incur additional indebtedness to finance our plans for growth. Recent turmoil in the credit markets and the potential impact on the liquidity of major financial institutions may have an adverse effect on our ability to fund our business strategy through borrowings, under either existing or newly created instruments in the public or private markets on terms we believe to be reasonable, if at all.

ITEM 6 - EXHIBITS

31.1           Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2           Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1           Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2           Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

  KIDVILLE, INC.

  By:  /s/ Andy Stenzler
Andy Stenzler, Chief Executive
Officer

  KIDVILLE, INC.

  By:  /s/ Giuseppe Soccodato
Giuseppe Soccodato, Chief
Financial Officer

Date: November 14, 2008